Form 10-Q
period 2004-09-30
Calpine Generation Company, LLC; CalGen Finance CORP
filed 2004-11-16
CIK 1294371, 1294377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-117335

Calpine Generating Company, LLC
CalGen Finance Corp.

Delaware	770555128
Delaware	201162632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

50 West San Fernando Street
San Jose, California 95113
Telephone: (408) 995-5115
(Address of principal executive offices and
Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Calpine Generating Company, LLC is a Limited Liability Company and has no common stock.

With respect to CalGen Finance Corp., the number of shares outstanding of such issuer’s common stock as of the date hereof is: 1,000.

CALPINE GENERATING COMPANY, LLC
(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

CALGEN FINANCE CORP.

REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2004

The collateral for the outstanding notes described in Note 6 to the consolidated financial statements of Calpine Generating Company, LLC includes the pledge of Calpine Generating Company, LLC’s membership interest in CalGen Expansion Company, LLC. Separate financial statements pursuant to Rule 3.16 of Regulation S-X are not included herein for CalGen Expansion Company, LLC because, with the exception of the nominal capitalization of $1,000 associated with CalGen Finance Corp., the consolidated financial statements of CalGen Expansion Company, LLC are identical to the consolidated financial statements of Calpine Generating Company, LLC included herein.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

CALPINE GENERATING COMPANY, LLC
(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,751	$39,598
Restricted cash	—	152,290
Accounts receivable, net	51,282	47,555
Accounts receivable — related party	43,355	21,350
Inventories	17,624	13,301
Prepaid expenses and other current assets	58,778	29,444
Current derivative assets	11,372	—

Total current assets	280,162	303,538
Property, plant and equipment, net	6,295,431	6,314,166
Deferred financing costs	53,817	17,775
Other assets	48,908	44,289
Notes receivable, net of current portion	19,476	—
Long-term derivative assets	31,133	—

Total assets	$6,728,927	$6,679,768

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$102,684	$113,947
Accounts payable — related party	28,916	22,131
Accrued interest payable	73,269	99
Other current liabilities	2,914	4,839
Notes payable, current portion	168	154
Credit agreement	—	2,200,358

Total current liabilities	207,951	2,341,528
Notes payable, net of current portion	2,109	2,285
Priority notes and term loans	2,394,870	—
Revolving credit facility	36,500	—
Subordinated parent debt	—	4,615,276
Other liabilities	12,750	3,651

Total liabilities	2,654,180	6,962,740
Member’s equity (deficit)	4,074,747	(282,972)

Total liabilities and member’s equity (deficit)	$6,728,927	$6,679,768

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
Revenue — related party	$438,695	$251,333	$959,663	$621,763
Revenue — third party	123,641	126,309	344,394	289,811
Mark-to-market activities, net	(574)	—	(2,495)	—

Total revenue	561,762	377,642	1,301,562	911,574

Cost of revenue:
Fuel expense — related party	385,059	238,563	887,364	602,612
Fuel expense — third party	288	321	211	4,721
Plant operating expense	38,502	32,145	137,795	107,636
Depreciation expense	39,224	33,943	110,960	87,342

Total cost of revenue	463,073	304,972	1,136,330	802,311

Gross profit	98,689	72,670	165,232	109,263
General and administrative expense	2,201	1,674	9,236	3,890

Income from operations	96,488	70,996	155,996	105,373
Interest expense — related party	—	73,840	72,173	181,586
Interest expense	41,175	17,149	110,814	42,138
Interest income	(444)	(1,248)	(1,939)	(1,381)
Other (income) expense, net	751	(85)	336	53

Income (loss) before income taxes	55,006	(18,660)	(25,388)	(117,023)

Income taxes	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	55,006	(18,660)	(25,388)	(117,023)
Cumulative effect of a change in accounting principle, net of applicable taxes	—	—	—	(241)

Net income (loss)	$55,006	$(18,660)	$(25,388)	$(117,264)

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss from operations	$(25,388)	$(117,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	110,960	87,342
Amortization of deferred financing costs and debt discount	7,238	8,899
Write-off of deferred financing costs	12,457	—
Mark-to-mark activities, net	2,495	—
Interest on subordinated parent debt	72,173	181,586
Cumulative effect of change in accounting principle	—	241
Costs allocated from parent	3,633	3,636
Changes in operating assets and liabilities:
Accounts receivable	(5,248)	(26,656)
Accounts receivable — related party	(22,005)	(28,559)
Inventories	(2,724)	(3,124)
Prepaid expenses and other current assets	(12,403)	679
Notes receivable and other assets	(17,771)	(9,672)
Accounts payable	30,277	8,212
Accounts payable — related party	6,785	(14,909)
Accrued interest payable	73,170	555
Other liabilities	473	2,542

Net cash provided by operating activities	234,122	93,508

Cash flows from investing activities:
Changes in restricted cash	152,290	(85,847)
Purchases of derivative asset	(45,000)	—
Purchases of property, plant and equipment	(262,426)	(364,958)

Net cash used in investing activities	(155,136)	(450,805)

Cash flows from financing activities:
Financing costs	(59,389)	(3,817)
Repayments of notes payable	(162)	(147)
Borrowings from credit facility	178,995	47,456
Repayments of credit facility	(2,379,353)	(193,151)
Borrowings from priority notes and term loans	2,393,900	—
Borrowings from revolver line of credit	117,500	—
Repayments of revolver line of credit	(81,000)	—
Borrowings from subordinated parent debt	46,813	506,771
Repayments of subordinated parent debt	(238,137)	—

Net cash provided by (used in) financing activities	(20,833)	357,112

Net increase in cash	58,153	(185)
Cash and cash equivalents, beginning of period	39,598	25,643

Cash and cash equivalents, end of period	$97,751	$25,458

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$34,741	$30,740
Non cash investing and financing transactions:
Interest on subordinated parent debt added to principal balance	$72,173	$181,586
Capital expenditures included in accounts payable	$39,301	$73,430
Financing costs contributed by parent	$5,407	$4,030
Acquisition of property, plant and equipment through subordinated parent debt	$—	$108,089
Disposition of property, plant and equipment through subordinated parent debt	$119,647	$215,170
Conversion of subordinated parent debt to equity	$4,381,619	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1. Organization and Operations of CalGen

     Calpine Generating Company, LLC (the “Company” or “CalGen”), a Delaware limited liability company, is an indirect wholly owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). CalGen is engaged, through its subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States. The purpose of these consolidated financial statements is to present the financial position, results of operations and cash flows of the 14 power projects (collectively, the “Projects” or the “Facilities”) listed below and other legal entities that are indirectly owned by CalGen.

     CalGen is comprised of the following 14 power projects (the dates represent commercial operation of the project or expected commercial operation for projects under construction): (1) Delta project near Pittsburg, California, June 2002; (2) Goldendale project near Goldendale, Washington, September 2004; (3) Los Medanos project near Pittsburg, California, August 2001; (4) Pastoria project under construction near Kern County, California, Phase 1 February 2005, Phase 2 June 2005; (5) Baytown project near Baytown, Texas, June 2002; (6) Channel project near Houston, Texas, Phase 1 August 2001, Phase 2 April 2002; (7) Corpus Christi project located near Corpus Christi, Texas, October 2002; (8) Freestone project near Fairfield, Texas, Phase 1 June 2002, Phase 2 July 2002; (9) Carville project near St. Gabriel, Louisiana, June 2003; (10) Columbia project near Columbia, South Carolina, May 2004; (11) Decatur project near Decatur, Alabama, Phase 1 June 2002, Phase 2 June 2003; (12) Morgan project near Morgan County, Alabama, Phase 1 July 2003, Phase 2 January 2004; (13) Oneta project near Coweta, Oklahoma; Phase 1 July 2002, Phase 2 June 2003; and (14) Zion project near Zion, Illinois, June 2002. These facilities comprise substantially all of CalGen’s assets. At December 31, 2003, CalGen included an equipment company business unit containing progress payments related to turbine purchases. On March 23, 2004, CalGen issued $2.4 billion in debt securities (the “March 23, 2004 Refinancing”) to replace $2.5 billion in debt securities issued in October 2000 (the “Construction Facility”). In connection with the March 23, 2004 Refinancing, these turbine balances were transferred to another Calpine business unit outside of CalGen.

     CalGen Finance Corp. (“CalGen Finance”) is a wholly-owned subsidiary of CalGen. CalGen Finance was formed solely for the purpose of facilitating the offering of the Company’s debt securities, including the March 23, 2004 Refinancing, by acting as a co-issuer of those securities. CalGen Finance is nominally capitalized and does not have any operations or revenues.

2. Basis of Presentation

     The financial information for the interim periods presented in the consolidated financial statements included in this report is unaudited and includes all known accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of CalGen and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CalGen for the year ended December 31, 2003, included in CalGen’s Form S-4 registration statement which was declared effective by the Securities and Exchange Commission on October 19, 2004. The results for interim periods are not necessarily indicative of the results for the entire year.

     CalGen’s consolidated financial statements for all periods reflect an allocation of charges for Calpine’s common expenditures. Such charges have been made in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

     The accompanying consolidated financial statements reflect all costs of doing business, including those incurred by the Parent on CalGen’s behalf. Costs that are clearly identifiable as being applicable to CalGen have been allocated to CalGen. The most significant costs included in this category include costs incurred during the construction phase of the facilities when salaries and other costs are charged directly to the related construction project. Costs of centralized departments that serve all business segments have been allocated, where such charges would be material, using relevant allocation measures, primarily the base labor of CalGen as a percentage of the base labor of the Parent. The most significant costs in this category include salary and benefits of certain employees; legal and other professional fees; information technology costs; and facilities costs, including office rent. Parent corporate costs that clearly relate to other business segments of Calpine have not been allocated to CalGen. Charges for Calpine’s common general and administrative expenses that have been allocated to CalGen and certain major maintenance costs paid by Calpine have been recorded as contributions from the Parent. These amounts totaled $1.0 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $3.6 million and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively.

     CalGen believes that the allocation methods described herein are reasonable and fairly reflect its financial position and results of operations.

     For all periods presented, CalGen accounted for income taxes associated with the projects using the separate return method, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). See Note 4 for additional information.

3. Change in Accounting Principle

     Effective January 1, 2003, CalGen adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which applies to legal obligations associated with the retirement and removal of long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related properties, plants and equipment. Over time, the liability is increased for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. The cumulative effect of the change increased net loss for the nine months ended September 30, 2003 by $0.2 million (net of applicable income taxes).

4. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include all accounts of CalGen, the Projects and other legal entities that are indirectly owned by CalGen. The basis of consolidating the financial statements is common ownership of the facilities and other assets. Intercompany accounts and transactions are eliminated in the consolidated financial statements.

     Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates reflected in these consolidated financial statements relate to useful lives and carrying values of the facilities and the related depreciation, salvage value assumptions, the ability of CalGen to recover the carrying value of the facilities, the allocation of the Parent’s shared expenditures, and fair value calculations of derivative instruments and associated reserves.

     Reclassifications - Certain amounts in the December 31, 2003 consolidated balance sheet included in this report have been reclassified to conform to the 2004 presentation.

     Cash and Cash Equivalents - Cash and cash equivalents represent money market funds and cash deposits with original or remaining maturities at the date of purchase of three months or less.

     Restricted Cash - At December 31, 2003, the Company was required to maintain cash balances that were restricted by the provisions of the Construction Facility. All revenues were deposited into restricted accounts at depository banks in order to comply with the depository agreement. The agreements executed in connection with the March 23, 2004 Refinancing do not require CalGen to maintain restricted cash accounts. As a result, the balance in these accounts was zero at September 30, 2004. At December 31, 2003, restricted cash was invested in accounts earning market rates; therefore, the carrying value approximated fair value.

     Accounts Receivable - The Company’s trade receivables result primarily from its operations and have payment terms of 30 days or less. The Company continually monitors this exposure and the creditworthiness of the counterparties and does not generally require collateral to limit the exposure to loss. CalGen recorded an allowance for doubtful accounts of approximately $1.4 million and $1.9 million at September 30, 2004 and December 31, 2003, respectively.

     Inventories - CalGen’s inventories primarily include spare parts and operating supplies. Operating supplies are valued at the lower of cost or market using the average cost method. The cost of large replacement parts to be used within one year is determined using the specific identification method. For other replacement parts, cost is generally determined using the weighted-average cost method.

     Prepaid Expenses and Other Current Assets and Other Assets - Prepaid expenses and other current assets represent amounts consisting primarily of prepaid insurance and service agreements. The service agreements are long-term contracts with major equipment suppliers covering the maintenance, spare parts and technical services required by the facilities. Payments are classified as prepayments and charged to expense or capital in the period that the work is performed. Other assets primarily represent deferred transmission credits and the long-term component of service agreements.

     The balances related to prepaid expenses, other current assets and other assets are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Prepaid expenses and other current assets:
Service agreements	$36,138	$18,886
Insurance and other	22,640	10,558

Total prepaid expense and other current assets	$58,778	$29,444

	September 30,	December 31,
	2004	2003
Other assets:
Service agreements and other	$13,490	$6,981
Deferred transmission credits	35,418	37,308

Total other assets	$48,908	$44,289

     Deferred Financing Costs - Deferred financing costs are amortized to interest expense over the life of the related debt instrument, ranging from five to seven years, using the effective interest rate method. CalGen recorded $2.9 million and $4.8 million in such amortization for the three months ended September 30, 2004 and 2003, respectively. Of these amounts, $2.3 million and $1.2 million was capitalized, respectively as capitalized interest during the development and construction phases of certain of the facilities. CalGen recorded $29.0 million and $11.7 million in such amortization for the nine months ended September 30, 2004 and 2003, respectively. Of these amounts, $10.0 million and $3.7 million was capitalized, respectively. As a result of the March 23, 2004 Refinancing, approximately $59.4 million in new deferred financing costs were incurred. The balance of deferred financing costs relating to the Construction Facility of approximately $12.5 million was recorded as interest expense in the first quarter of 2004.

     Revenue Recognition - Capacity revenue is recognized monthly, based on the plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, CalGen has entered into long-term power sales agreements with a subsidiary of the Parent, Calpine Energy Services, L.P. (“CES”), whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. Prior to the March 23, 2004 Refinancing, for those fuel contracts for which title of fuel did not transfer to CalGen, the related power sales agreements were accounted for as tolling agreements, and the associated fuel costs were presented as a reduction of the related power revenues. New contracts were executed with CES that became effective March 23, 2004. These are not considered to be tolling agreements since title to the gas transfers, and as such, the projects now record gross revenues and fuel expense. In connection with the new contracts executed on March 23, 2004, CalGen purchases some of its fuel from a third-party provider and sells this fuel to CES at cost. Revenues from these sales are netted against the related fuel purchase cost. For the nine months ended September 30, 2004, approximately $35.8 million of revenues were netted against fuel cost.

     Income Taxes - CalGen is a single member limited liability company that has been appropriately treated as taxable for financial reporting purposes. For all periods presented, CalGen accounted for income taxes using the separate return method, pursuant to SFAS No. 109. In accordance with SFAS No. 109, CalGen has recorded a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Because of significant historical net losses incurred by CalGen, a valuation allowance has been established for the entire amount of the excess of deferred tax assets over deferred tax liabilities generated to date, and no tax provision or benefit has been recorded.

     Concentrations of Credit Risk - Financial instruments that potentially subject CalGen to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. CalGen’s cash accounts are held in major financial institutions. CalGen’s accounts receivable are concentrated within entities engaged in the energy industry within the United States. The majority of CalGen’s revenues are from related-party sales.

     Fair Value of Financial Instruments - For certain financial instruments, including cash equivalents and accounts payable, the carrying amounts approximate their respective fair values due to their short maturities. Amounts outstanding under the project financing debt carry a fixed and floating-interest rate. The floating rate debt approximates fair value. The Third Priority Secured Notes Due 2011 carry a fixed interest rate. The fair value of this debt at September 30, 2004 was $129.9 million.

     Derivative Instruments - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Accounting for derivatives at fair value requires the Company to make estimates about future prices during periods for which price quotes are not available from sources external to the Company. As a result, the Company is required to rely on internally developed price estimates when external price quotes are unavailable. The Company derives its future price estimates, during periods where external price quotes are unavailable, based on an extrapolation of prices from periods where external price quotes are available. The Company performs this extrapolation using liquid and observable market prices and extending those prices to an internally generated long-term price forecast based on a generalized equilibrium model.

     SFAS No. 133 sets forth the accounting requirements for cash flow and fair value hedges. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. SFAS No. 133 provides that the changes in fair value of derivatives designated as fair value hedges and the corresponding changes in the fair value of the hedged risk attributable to a recognized asset, liability, or unrecognized firm commitment be recorded in earnings. If the fair value hedge is effective, the amounts recorded will offset in earnings.

     With respect to cash flow hedges, if the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in other comprehensive income is recognized currently. In the case of fair value hedges, if the underlying asset, liability or firm commitment being hedged is disposed of or otherwise terminated, the gain or loss associated with the underlying hedged item is recognized currently. If the hedging instrument is terminated prior to the occurrence of the hedged forecasted transaction for cash flow hedges, or prior to the settlement of the hedged asset, liability or firm commitment for fair value hedges, the gain or loss associated with the hedge instrument remains deferred.

     Mark-to-Market Activity, Net - This includes realized settlements of and unrealized mark-to-market gains and losses on power derivative instruments not designated as cash flow hedges, including those held for trading purposes. See Note 9 for a discussion of a derivative instrument held by CalGen. Although CalGen has not entered into any hedges to date, gains and losses due to ineffectiveness on hedging instruments would be included in unrealized mark-to-market gains and losses. Trading activity is presented net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).

     Comprehensive Income - Comprehensive income is the total of net income and all other non-owner changes in equity. Accumulated Other Comprehensive Income (“AOCI”) typically includes unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. The Company did not have any AOCI at September 30, 2004 or at December 31, 2003.

Accounting for Long-Lived Assets:

     Property, Plant and Equipment - Property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. Depreciation and amortization are computed on a straight-line method over the estimated original composite useful lives of the assets, generally 35 years for baseload power plants and 40 years for peaker facilities, exclusive of the estimated salvage value, typically 10 percent of the original cost.

     Impairment of Long-Lived Assets - The Company evaluates long-lived assets, such as property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results; significant changes in how the Company uses the assets or in its overall business strategy; and significant negative industry or economic trends. Certain of our generating assets are located in regions with depressed demands and market spark spreads. The Company’s forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve.

     The determination of whether impairment has occurred is based on comparing an estimate of undiscounted cash flows attributable to the assets to the carrying value of the assets. The significant assumptions used in the Company’s undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, and the expected pricing for those commodities and the resultant spark spreads in the various regions where the Company generates. If an impairment has occurred, the amount of the impairment loss recognized is determined by estimating the fair value of the assets and recording a loss if the fair value is less than the book value.

     The Company’s assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of its projects. The Company’s review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge has been recorded to date for any projects. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets might be impaired.

     Capitalized Interest - CalGen capitalizes interest using two methods: (1) capitalized interest on funds borrowed for specific construction projects and (2) capitalized interest on subordinated parent debt. For capitalization of interest on specific funds, CalGen capitalizes the interest cost incurred related to debt entered into for specific projects under construction. The methodology for capitalizing interest on subordinate parent debt, consistent with paragraphs 13 and 14 of FASB No. 34, “Capitalization of Interest Cost,” as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34),” begins with a determination of the borrowings applicable to qualified asset. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if the funds were not required for construction, then they would have been used to pay off other debt. CalGen’s qualifying assets include construction in progress.

     For the three months ended September 30, 2004 and 2003, the amount of interest capitalized was $8.7 million and $30.3 million, respectively. For the nine months ended September 30, 2004 and 2003, the amount of interest capitalized was $51.1 million and $112.5 million, respectively. These amounts include the capitalized amortization expenses discussed above in “Deferred Financing Costs.” Upon commencement of plant operation, capitalization of interest ceases. Total capitalized interest, as a component of the total cost of the plant, is then amortized over the estimated useful life of the plant.

     Major Maintenance and Capital Spares — CalGen capitalizes costs for major gas turbine generator refurbishments for the “hot gas path section” and compressor components, which includes such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”) and compressor blades, vanes and diaphragms. These refurbishments are done either under long-term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives ranging from three to twelve years. The weighted average deprecation period is five years. CalGen expenses annual planned maintenance. Capital spare parts are capitalized and are generally amortized over a period consistent with the major maintenance cycles of CalGen’s plants.

New Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities (“VIEs”) for which control is achieved through means other than a ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the primary beneficiary, should consolidate the VIE. This model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity’s ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s variability.

     In December 2003, the FASB modified FIN 46 with FIN 46-R to make certain technical corrections to the standard and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities (“SPEs”) for which the effective date was December 31, 2003.

     The determination of whether CalGen or the purchaser of the power in a long-term power sales or tolling agreement consolidates a VIE is based on which variable interest holder absorbs the majority of the risk of the VIE and is, therefore, the primary beneficiary. If a CalGen project had been deemed a VIE by virtue of its long-term power sales or tolling agreement and if the power purchaser was the primary beneficiary because it absorbs the majority of the CalGen project’s risk, CalGen would have been required to de-consolidate the project.

     An analysis was performed for CalGen subsidiaries with significant long-term power sales or tolling agreements. Certain of the CalGen subsidiaries were deemed to be VIEs and held long-term power sales or tolling agreements. CalGen qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity’s capacity would not cause the power purchaser to be the primary beneficiary, due to the length of the economic life of the underlying assets. As all of CalGen’s contracts are of this nature, CalGen is deemed to absorb a majority of the entity’s variability and, accordingly, continues to consolidate the assets and liabilities of all of the Projects. The Company qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility’s remaining useful life or for less than 50% of the entity’s capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets.

     An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an interest to be considered a variable interest, it must “absorb variability” of changes in the fair value of the VIE’s underlying net assets. Questions have arisen regarding (a) how to determine whether an interest absorbs variability, and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. EITF Issue No. 04-7: “Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity” (“EITF Issue No. 04-7”) is still in the discussion phase, but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force’s discussions on this Issue have centered on determining if the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability, or (c) the interest absorbs both fair value and cash flow variability. The final conclusions reached on this issue may impact the Company’s methodology used in making quantitative assessments of the variability of the Company’s wholly owned subsidiaries that have entered into longer term power sales agreements with third parties. However, until the EITF reaches a final consensus, the Company is unable to determine the effects of this issue on the Company’s financial statements.

5. Property, Plant and Equipment

     The components of property, plant and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Buildings, machinery, and equipment	$5,916,701	$4,847,734
Less: Accumulated depreciation and amortization	(298,082)	(187,557)

	5,618,619	4,660,177
Land	7,235	7,235
Construction in progress	669,577	1,646,754

Property, plant and equipment, net	$6,295,431	$6,314,166

     Depreciation expense for the three months ended September 30, 2004 and 2003 was $39.2 million and $33.9 million, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $111.0 million and $87.3 million, respectively. Construction in progress is primarily attributable to gas-fired projects under construction and prepayments, which include costs incurred under certain contracts.

     At December 31, 2003, the property, plant and equipment balances included the cost of three turbines held in an equipment company business unit that was included in the consolidated financial statements. The value of the turbines was approximately $119.6 million. At March 23, 2004, these turbines were transferred to Calpine in a non-cash transaction which reduced subordinated parent debt.

     On May 22, 2004 and September 17, 2004, Columbia Energy Center and Goldendale Energy Center, respectively, commenced commercial operations. The Columbia facility is a 455-megawatt combined cycle energy center located in Columbia, South Carolina. The Goldendale facility is a 271-megawatt combined-cycle energy center located in Goldendale, Washington. The electric generating facility is interconnected with the Klickitat Public Utility District and the Bonneville Power Administration grid and will sell power into the Pacific Northwest’s Mid-Columbia and California-Oregon Border delivery hubs. Assets associated with these two facilities were transferred from construction in progress to building, machinery and equipment upon completion of construction and commencement of operations.

6. Priority Notes, Term Loans and Revolving Credit Facility

     On March 23, 2004, CalGen issued $2.4 billion in debt securities (the “Notes”) to replace the Construction Facility as outlined in the table below:

Outstanding
Balance as of
Face Amount		Description	Interest Rate	September 30, 2004
$235.0	million	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points	$ 235.0 million
640.0	million	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points	631.3 million
680.0	million	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	680.0 million
150.0	million	Third Priority Secured Notes Due 2011	11.50%	150.0 million
600.0	million	First Priority Secured Term Loans Due 2009	LIBOR plus 375 basis points(1)	600.0 million
100.0	million	Second Priority Secured Term Loans Due 2010	LIBOR plus 575 basis points(2)	98.6 million

$2,405.0	million			$2,394.9 million

(1)	CalGen may also elect a Base Rate plus 275 basis points.

(2)	CalGen may also elect a Base Rate plus 475 basis points.

First Priority Secured Floating Rate Notes Due 2009

     The First Priority Secured Floating Rate Notes Due 2009 were issued at par. The Company must repay these notes in seven quarterly installments of 0.250% of the original principal amount, commencing on July 1 2007, and ending on January 1, 2009. The remaining principal will be payable on April 1, 2009. At September 30, 2004, the outstanding balance of these notes was $235.0 million. Interest on these notes is based on LIBOR plus 375 basis points and the effective interest rate, after amortization of deferred financing costs, was 5.6% per annum at September 30, 2004. CalGen may redeem any of the First Priority Notes beginning on April 1, 2007, at an initial redemption price of 102.5% of the principal amount, plus interest.

Second Priority Secured Floating Rate Notes Due 2010

     The Second Priority Secured Floating Rate Notes Due 2010 were issued at a discount of 98.5% of par and CalGen recorded total discount of $9.6 million. The discount is deferred and amortized over the terms of the notes. For the three and nine months ended September 30, 2004, amortization of the debt discount for the notes amounted to $0.4 million and $0.8 million, respectively. The Company must repay these notes in seven consecutive quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2008 and ending on January 1, 2010. The remaining principal is payable on April 1, 2010. At September 30, 2004, both the book and face value of these notes was $631.3 million. Interest on these notes is based on LIBOR plus 575 basis points and the effective interest rate, after amortization of deferred financing costs, was 7.5% per annum at September 30, 2004. CalGen may redeem any of the Second Priority Notes beginning on April 1, 2008 at an initial redemption price of 103.5% of the principal amount plus accrued interest.

Third Priority Secured Floating and Fixed Rate Notes Due 2011

     The Third Priority Secured Floating Rate Notes Due 2011 were issued at par. These notes will mature on April 1, 2011. There are no scheduled mandatory principal payments prior to maturity. At September 30, 2004, both the book and face value of these notes was $680.0 million. Interest on these notes is based on LIBOR plus 900 basis points and the effective interest rate, after amortization of deferred financing costs, was 10.6% per annum at September 30, 2004.

     The Third Priority Secured (Fixed) Rate Notes Due 2011 were issued at par. These notes will mature on April 1, 2011. There are no scheduled mandatory principal payments prior to maturity. At September 30, 2004, both the book and face value of these notes was $150.0 million. Interest on these notes fixed at 11.5% and the effective interest rate, after amortization of deferred financing costs, was 11.8% per annum at September 30, 2004. The Third Priority Floating Rate and Fixed Rate notes will not be redeemable at the Company’s option prior to maturity.

First Priority Secured Term Loans Due 2009

     The First Priority Secured Term Loans were issued at par. The Company must repay these notes in consecutive quarterly installments of 0.250% of the original principal amount, commencing on April 1, 2007 and ending on January 1, 2009. The remaining principal is payable on April 1, 2009. Interest on the loans is at LIBOR plus 375 basis points. The Company may also elect a Base Rate plus 275 basis points. At September 30, 2004, both the book and face value of these notes was $600.0 million. The effective interest rate, after amortization of deferred financing costs, was 5.6% per annum at September 30, 2004. Prepayments on the First Priority Term Loans are not permitted prior to April 1, 2007. However on or after that date, CalGen may, at its option, prepay some or all of the loans at 102.50% of the principal amount plus accrued and unpaid interest. On or after April 1, 2008, CalGen will be permitted at its option to prepay some or all of the loans at par plus accrued and unpaid interest.

Second Priority Secured Term Loans Due 2010

     The Second Priority Secured Term Loans were issued at 98.5% of par. CalGen recorded a discount of $1.5 million, which is deferred and amortized over the term of the loans. For both the three and nine month periods ended September 30, 2004, amortization of the debt discount on the loans amounted to $0.1 million. The Company must repay these loans in consecutive quarterly installments of 0.250% of the original principal amount, commencing on April 1, 2008 and ending on January 1, 2010. The remaining principal is payable on April 1, 2010. Interest on the loans is at LIBOR plus 575 basis points. The Company may also elect a Base Rate plus 475 basis points. At September 30, 2004, the book value of these loans was $98.6 million. The effective interest rate, after amortization of deferred financing costs and debt discount, was 7.5% per annum at September 30, 2004. Prepayments on the Second Priority Term Loans are not permitted prior to April 1, 2008. On or after April 1, 2008, CalGen may, at its option, prepay some or all of the loans at 103.50% of the principal amount plus accrued and unpaid interest. On or after April 1, 2009, CalGen will be permitted at its option to prepay some or all of the loans at par plus accrued and unpaid interest

     The terms loans and notes described above are secured by collateral consisting of substantially all of CalGen’s assets, including the assets owned by most of CalGen’s subsidiaries and its direct interests in the projects (see Note 11, Guarantor Subsidiaries — Supplemental Consolidating Financial Statements).

Other Financings

     Concurrent with the March 23, 2004 Refinancing, CalGen entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). This three-year facility is available for specified working capital purposes and for letters of credit. All amounts outstanding under the Revolving Credit Facility bear interest at either (i) the Base Rate (as determined with respect to the term loans described above) plus 250 basis points, or (ii) at LIBOR plus 350 basis points. Collateral for the Revolving Credit Facility includes first priority security interests in the same collateral securing the notes and term loans. This new facility requires us to comply with various affirmative and negative covenants, including restrictions on our ability to incur new debt, make certain investments and acquisitions and sale of our assets, and covenants which requires us generally to maintain minimum interest coverage ratios, and a consolidated first priority and second priority secured lien debt to kilowatt ratio. Fees associated with the placing of the Revolving Credit Facility amounted to approximately $4.6 million. These fees are amortized over the life of the facility. At September 30, 2004, outstanding borrowing under the facility was $36.5 million and amortization of the fees for the three and nine-month periods ended September 30, 2004 totaled $0.4 million and $0.8 million, respectively. In addition, $148.7 million in letters of credit were issued and outstanding at September 30, 2004. These letters of credit were primarily issued to support operational activities. Borrowings under the Revolving Credit Facility are guaranteed by the same subsidiaries that guarantee the notes described above, and are secured by the same collateral that secures such notes.

     CalGen also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., CalGen’s sole member. Under the Working Capital Facility, CalGen may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force majeure events; claims for liquidated damages against third party contractors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the three-year index hedge agreement with Morgan Stanley Capital Group (“MSCG”) discussed below. Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears and will mature in 2019. The Working Capital Facility is not part of the collateral that secures the notes, the term loans, or the Revolving Credit Facility and will not be available to the holders of the notes, the term loans or the new Revolving Credit Facility upon a foreclosure or available in a bankruptcy of the company. There were no fees paid in connection with establishing the Working Capital Facility. At September 30, 2004, there were no outstanding borrowings under the Working Capital Facility.

     To manage forward exposure to price fluctuations, CalGen entered into a three-year Index Hedge with MSCG in March 2004. The index hedge will provide for semi-annual payments to CalGen if the aggregate spark spread amount calculated under the index hedge for any six-month period during the term of the index hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to CalGen under the index hedge on September 30, 2004. CalGen paid $45.0 million for the index hedge. The amount paid includes value of $38.3 million over the estimated exercise value of the index hedge calculated based on CalGen internally developed models. CalGen recorded the valuation difference as a component of derivative assets. In accordance with EITF 02-03, the valuation difference is accounted for as a deferred amount that will be amortized to income over the term of the contract. The index hedge is accounted for as a derivative instrument with changes in the value recognized in the consolidated statement of operations. See Note 9 for more information regarding this index hedge.

     Prior to the March 23, 2004 Refinancing, CalGen received additional financing in the form of subordinated debt from the Parent (the “Subordinated Parent Debt”) pursuant to a note agreement dated January 1, 2002. The Subordinated Parent Debt bore interest at 8.75% per annum and was subordinated to borrowings under the Construction Facility. The Subordinated Parent Debt of $4.6 billion at December 31, 2003 reflected on the accompanying consolidated balance sheet includes accrued interest. Under the debt subordination agreement, interest payments to the Parent were not permissible until all senior debt was liquidated. Accordingly, the interest on the Subordinated Parent Debt has been treated as a non-cash transaction and has been added back to net income for purposes of computing cash flows from operations in the accompanying statements of cash flows. Effective March 23, 2004, the Parent transferred the Subordinated Parent Debt balance, which included accrued interest, totaling $4.4 billion to equity as a non-cash capital contribution.

     In connection with a Raw Water Service Agreement (“Water Agreement”) entered into with Contra Costa Water District for raw water service through April 2015, Delta and Los Medanos issued a promissory note valued at $3.5 million for the service connection fee. Payments are due on an annual basis on April 1st of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. The note is divided as follows: 70% Delta and 30% Los Medanos per the terms of the Water Agreement. At September 30, 2004 and December 31, 2003, the balance of the note was $2.3 million and $2.4 million, respectively.

7. Significant Customers

     In addition to third-party agreements, the projects currently have contracts with CES whereby CES purchases virtually all available capacity of the projects including ancillary services and other generation-based products and services. In addition, CES supplies substantially all of the projects’ fuel requirements. Under the new agreements executed in connection with the March 23, 2004 Refinancing, CES pays a net “contract price” to CalGen each month for energy purchased and gas sold by CES. The contract price equals the sum of an aggregate net payment for products provided during on-peak periods, plus an aggregate fixed monthly payment (total of $13.7 million once all the facilities have achieved commercial operation), plus the total variable operation and maintenance payment for the facilities (ranging from $0.24 to $1.37 per megawatt hours (“MWh”)) and minus the cost of fuel supplied to support third-party power supply and steam host contracts.

     For the three months and nine months ended September 30, 2004 and 2003, CES was a significant customer and accounted for more than ten percent of CalGen’s consolidated revenues.

     Revenues earned from CES were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$438,695	$251,333	$959,663	$621,763

     Receivables due from CES were as follows (in thousands):

	September 30,	December 31,
	2004	2003
Receivables	$43,355	$21,350

8. Related-Party Transactions

     CalGen entered into various agreements with Calpine or a Calpine affiliate to provide a number of services with respect to each project. The agreements under the Construction Facility were replaced concurrently with the March 23, 2004 Refinancing.

     Following is a general description of each of the various agreements that became effective with the March 23, 2004 Refinancing:

     Index Based Gas Sale and Power Purchase Agreement - Under this amended agreement, CES purchases the available electric output of each facility not previously sold under another long-term agreement. In addition, CES sells to each facility substantially all of the gas required to operate. Calpine guarantees CES’s performance under this agreement. Transactions under this agreement are accounted for as purchases and sales versus as a tolling agreement, as title to the gas procured transfers to the projects. For these agreements, the projects account for the gross revenue received from CES and gross fuel expense paid to CES in their respective income statement accounts.

     CalGen has amended the Index Based Gas Sale and Power Purchase Agreement three times. The First Amendment provided for the use of letters of credit issued under CalGen’s revolving credit facility to support gas supply agreements entered into by CES so long as, among other things, CES gives CalGen a net reduction (taking into account letter of credit fees and other charges paid by CalGen) in the price of gas supplied under these arrangements and the gas supply agreements are used exclusively to supply gas to CalGen facilities. The amendment also requires that CalGen have step-in rights under the CES gas supply agreements so that it can take them over directly in the event of a default by CES. The Second Amendment accounted for the bankruptcy of Solutia, Inc., the steam host at the Decatur Energy Center facility. As part of the bankruptcy settlement that preserved CalGen’s occupancy and operating rights, Solutia rejected its agreements to purchase steam and electric energy from the Decatur Energy Center facility. This amendment added the amount of capacity that had previously been purchased by Solutia to the capacity being purchased by CES under the Index Based Gas Sale and Power Purchase Agreement. The Third Amendment authorized “buy-sell” arrangements between CalGen and CES that provides for transportation of gas already being purchased by CalGen from third parties under Direct Gas Supply Agreements using CES’s existing transportation arrangements. Under these arrangements, CES purchases the gas from CalGen at the third party receipt point and resells it to CalGen at the applicable CalGen facility. The amendment requires that the difference between the purchase and resale prices (the effective transportation cost) not exceed either CES’s cost or the cost of firm transportation available to CalGen from third parties.

     WECC Fixed Price Gas Sale and Power Purchase Agreement - Under this agreement, CES purchases a total of 500 MW from the Delta and Los Medanos facilities for a fixed price. Calpine guarantees CES’s performance under this agreement.

     Master Operation and Maintenance Agreement - Under this agreement, each of the facilities is operated and maintained under a 10-year agreement with Calpine Operating Services Company, Inc. (“COSCI”). As the operator, COSCI provides all services necessary to operate and maintain each facility including providing and training personnel to perform the operation and maintenance services as described in the agreement. Calpine guarantees COSCI’s obligations under this agreement.

     Master Maintenance Services Agreement - At September 30, 2004, major maintenance services for the operational facilities were provided for under agreements with Siemens Westinghouse Power Corporation or General Electric Company. There is also a ten-year Master Maintenance Services Agreement, under which COSCI will provide major maintenance services to the projects when agreements with third parties are terminated. Prior to the terminations, COSCI administers the agreements with the third parties. Calpine will indemnify the facilities against costs and expenses incurred in connection with such service agreement terminations. This agreement is distinct from the Master Operation and Maintenance Services Agreement (which provides routine operation and maintenance) and will apply separately and independently to each facility. Calpine will guarantee COSCI’s performance under this agreement.

     Master Construction Management Agreement - Under this agreement, the construction of the Columbia, Goldendale, and Pastoria facilities and the coordination of the various construction and supply contracts is managed by Calpine Construction Management Company, Inc. (“CCMCI”). CCMCI is responsible for the day-to-day management and administration of CalGen’s responsibilities relating to the design, engineering and procurement, construction, start-up and testing, for managing all of the construction and supply contracts and for supervising and coordinating all construction activities (including acceptance and commissioning of the facility). Calpine guarantees CCMCI’s performance under this agreement.

     Master Administrative Services Agreement- Under this agreement, Calpine Administrative Services Company, Inc. performs a number of administrative services for CalGen, including accounting, auditing, financial reporting, budgeting and forecasting, tax, cash management, contract administrative services, invoicing, and other similar services.

     The related-party balances as of September 30, 2004 and December 31, 2003, reflected in the accompanying consolidated balance sheet and the related-party transactions for the three months and nine months ended September 30, 2004 and 2003, reflected in the accompanying consolidated statements of operations are summarized as follows (in thousands):

	2004	2003
As of September 30 and December 31, respectively
Accounts receivable	$43,355	$21,350
Accounts payable	28,916	22,131
Subordinated parent debt	—	4,615,276
For the Three Months Ended September 30
Revenue	$438,695	$251,333
Fuel expense	385,059	238,563
Plant operating expense	8,081	7,761
General and administrative expense	1,051	1,514
Interest expense	—	73,840
For the Nine Months Ended September 30
Revenue	$959,663	$621,763
Fuel expense	887,364	602,612
Plant operating expense	24,399	27,918
General and administrative expense	3,634	3,636
Interest expense	72,173	181,586

     The general and administrative costs reflected in the table above were allocated to CalGen in accordance with the guidance of SAB No. 55 (see Note 2) and treated as contributions from the Parent. Additionally, annual amounts borrowed from the Parent as subordinated parent debt are summarized in the accompanying consolidated statements of cash flows.

9. Derivative Instruments

     As CalGen is engaged in the construction, ownership, and operation of power-generation facilities with a focus on generation of electricity using gas-fired turbines, CalGen’s natural physical commodity position is “short” fuel (i.e., natural gas consumer) and

“long” power (i.e., electricity seller). To manage forward exposure to price fluctuations in these positions, CalGen entered into an Index Hedge with MSCG, as discussed in Note 6. The transaction qualifies as a derivative under SFAS No. 133, but does not meet hedge requirements and, therefore, is marked-to-market in the consolidated statements of operations.

     The table below reflects the amounts that are recorded as assets and liabilities as of September 30, 2004 for CalGen’s derivative instruments (in thousands):

Current derivative assets	$11,372
Long-term derivative assets	31,133

Total derivative assets	$42,505

Total derivative liabilities	$—

Net derivative assets	$42,505

     The table below reflects the impact of CalGen’s derivative instruments on its pre-tax earnings from mark-to-market activity of derivatives (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized mark-to-market loss	$(574)	$—	$(2,495)	$—
Realized mark-to-market gain (loss)	—	—	—	—

Total mark-to-market activities, net	$(574)	$—	$(2,495)	$—

10. Commitments and Contingencies

     CalGen has long-term service agreements that provide for parts and services related to the performance of scheduled maintenance on combustion turbines at the facilities. The terms of the agreements generally cover the period from commercial operation of the project through the twelfth scheduled outage for each combustion turbine. In some agreements, the term is the earlier of sixteen years or twelve scheduled outages.

     Maintenance schedules and payment schedules are based on estimates of when maintenance will occur on the various turbines based on the number of hours the turbines operate. The actual timing of maintenance may vary based on actual operating hours versus estimated hours due to operational and performance considerations.

     Set forth below is an estimated schedule of payments to be made in connection with the long-term service agreement and other obligations (in thousands):

	Long-Term	Priority			Revolving
	Service	Notes and	Notes		Credit
	Agreements	Term Loans	Payable	Leases	Agreement	Total
2004	$11,861	$—	$—	$62	$—	$11,923
2005	30,354	—	151	333	—	30,838
2006	48,367	—	161	336	—	48,864
2007	58,887	4,175	171	348	36,500	100,081
2008	58,965	12,050	182	361	—	71,558
2009 and thereafter	629,354	2,388,775	1,646	22,582	—	3,042,357

Total	$837,788	$2,405,000	$2,311	$24,022	$36,500	$3,305,621

     In addition to the amounts outstanding under the revolving credit agreement shown in the table above, $148.7 million in letters of credit were issued and outstanding at September 30, 2004. These letters of credit were primarily issued to support operational activities.

Litigation

     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result form a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company’s consolidated financial statements.

     Gary E. Jones, et al v. Calpine Corporation — On September 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the U.S. District Court, Western District of Washington. Calpine purchased Goldendale Energy, Inc, a Washington corporation, from Darrell Jones of National Energy Service Company (“NESCO”). The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002 and the date of substantial completion. Substantial completion of the Goldendale facility occurred September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. Calpine has made the $6 million payment to the estates. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $0.075 million. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. By order of the court dated March 10, 2004, plaintiffs’ claims were dismissed with prejudice. Plaintiff filed a motion for reconsideration which was denied. Subsequently, on September 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys’ fees from NESCO, which was recently granted at a reduced amount. Calpine held back $0.1 million of the $6 million payment to ensure payment of those fees.

     Solutia Bankruptcy — Solutia, Inc. (Decatur steam host) filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia Inc. rejected certain cogeneration agreements relating to the sale of steam and supply of electricity and entered into a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By executing this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties are in active discussions to attempt to reach a negotiated settlement on the rejection damage claim but if such discussions are not successful, Decatur maintains the rights to litigate the amount of the damage claim. The bankruptcy court has set a bar date of November 30, 2004, for claims and Decatur will file its proofs of claim on or before this date. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet that the bankruptcy court approved on June 30, 2004.

     Panda Energy International Inc., et al. v. Calpine Corporation et al. — On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates alleging, among other things, that Calpine breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”) power plant, which Calpine acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta plant and that Calpine’s actions have reduced the profits from the Oneta plant thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including accrued interest net of reserve) is currently outstanding and past due. Calpine has filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and has also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. On August 17, 2004, the case was transferred to a different judge, which will likely delay the ruling on the motion to dismiss. However, at the present time, Calpine cannot estimate the potential loss, if any, that might arise from this matter. Calpine considers Panda’s lawsuit to be without merit and intends to defend vigorously against it. Discovery is currently in progress. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

11. Guarantor Subsidiaries — Supplemental Consolidating Financial Statements

     The securities issued in connection with the March 23, 2004 Refinancing were guaranteed by substantially all of CalGen’s assets and the assets of its subsidiaries (the “Subsidiary Guarantors”) other than CalGen Finance and CalGen’s subsidiary that owns the Goldendale facility (the “Other Subsidiaries”). The Other Subsidiaries are collateralized through CalGen’s equity interest in CalGen Expansion Company. CalGen Expansion Company owns, through its direct and indirect wholly owned subsidiaries, 100% of the interests in CalGen’s facilities. CalGen Holdings’ membership interest in CalGen is pledged as collateral. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes discussed in Note 6 are guaranteed on a joint and several and unconditional basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the respective guarantor.

     Pursuant to Rule 3.10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors and the Other Subsidiaries. Consolidating balance sheets as of September 30, 2004 and December 31, 2003, consolidating statements of operations for the three and nine months ended September 30, 2004 and 2003, and consolidating cash flows for the nine months ended September 30, 2004 and 2003 are presented below.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
September 30, 2004
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$97,751	$–	$–	$–	$97,751
Accounts receivable, net	–	51,282	–	–	51,282
Accounts receivable — related party	12,660	193,314	–	(162,619)	43,355
Inventories	–	17,473	151	–	17,624
Prepaid expenses and other current assets	48	57,499	1,231	–	58,778
Current derivative assets	11,372	–	–	–	11,372

Total current assets	121,831	319,568	1,382	(162,619)	280,162
Property, plant and equipment, net	8	5,968,232	327,191	–	6,295,431
Investment in affiliates	4,077,543	–	–	(4,077,543)	–
Notes receivable, net of current portion	–	19,476	–	–	19,476
Deferred financing costs, net	53,817	51,659	2,158	(53,817)	53,817
Other assets	2,450,822	48,908	–	(2,450,822)	48,908
Long-term derivative assets	31,133	–	–	–	31,133

Total assets	$6,735,154	$6,407,843	$330,731	$(6,744,801)	$6,728,927

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$13,263	$80,651	$8,770	$–	$102,684
Accounts payable — related party	142,505	29,614	19,416	(162,619)	28,916
Accrued interest payable	73,269	70,035	3,234	(73,269)	73,269
Other current liabilities	–	2,837	77	–	2,914
Notes payable, current portion	–	168	–	–	168

Total current liabilities	229,037	183,305	31,497	(235,888)	207,951
Notes payable, net of current portion	–	2,109	–	–	2,109
Priority notes and term loans	2,394,870	2,284,866	110,004	(2,394,870)	2,394,870
Revolving credit facility	36,500	25,605	10,895	(36,500)	36,500
Other liabilities	–	12,750	–	–	12,750

Total liabilities	2,660,407	2,508,635	152,396	(2,667,258)	2,654,180
Member’s equity	4,074,747	3,899,208	178,335	(4,077,543)	4,074,747

Total liabilities and member’s equity	$6,735,154	$6,407,843	$330,731	$(6,744,801)	$6,728,927

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2003
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$39,595	$3	$–	$39,598
Restricted cash	–	152,290	–	–	152,290
Accounts receivable, net	–	47,555	–	–	47,555
Accounts receivable — related party	–	21,350	–	–	21,350
Inventories	–	13,301	–	–	13,301
Prepaid expenses and other current assets	–	28,818	626	–	29,444

Total current assets	–	302,909	629	–	303,538
Property, plant and equipment, net	–	6,034,006	280,160	–	6,314,166
Deferred financing costs, net	–	17,775	–	–	17,775
Other assets	–	44,289	–	–	44,289

Total assets	$–	$6,398,979	$280,789	$–	$6,679,768

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$–	$104,049	$9,898	$–	$113,947
Accounts payable — related party	–	22,131	–	–	22,131
Accrued interest payable	–	99	–	–	99
Other current liabilities	–	4,828	11	–	4,839
Notes payable, current portion	–	154	–	–	154
Credit agreement	–	2,200,358	–	–	2,200,358

Total current liabilities	–	2,331,619	9,909	–	2,341,528
Notes payable, net of current portion	–	2,285	–	–	2,285
Subordinated parent debt	–	4,343,254	272,022	–	4,615,276
Other liabilities	–	3,651	–	–	3,651

Total liabilities	–	6,680,809	281,931	–	6,962,740
Member’s deficit	–	(281,830)	(1,142)	–	(282,972)

Total liabilities and member’s deficit	$–	$6,398,979	$280,789	$–	$6,679,768

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Revenue — related party	$–	$438,139	$556	$–	$438,695
Revenue — third party	–	123,641	–	–	123,641
Mark-to-market activities, net	(574)	–	–	–	(574)

Total revenue	(574)	561,780	556	–	561,762

Cost of revenue:
Fuel expense — related party	–	384,119	940	–	385,059
Fuel expense — third party	–	288	–	–	288
Plant operating expense	–	38,466	36	–	38,502
Depreciation expense	–	38,881	343	–	39,224

Total cost of revenue	–	461,754	1,319	–	463,073

Gross profit (loss)	(574)	100,026	(763)	–	98,689
General and administrative expense	243	1,902	56	–	2,201

Income (loss) from operations	(817)	98,124	(819)	–	96,488
Interest income — related party	(41,170)	–	–	41,170	–
Interest income	(102)	(342)	–	–	(444)
Interest expense — related party	–	–	–	–	–
Interest expense	41,170	40,798	377	(41,170)	41,175
Earnings in equity investment	55,676	–	–	(55,676)	–
Other (income) expense, net	(45)	796	–	–	751

Income (loss) before income taxes	55,006	56,872	(1,196)	(55,676)	55,006

Income taxes	–	–	–	–	–

Net income (loss)	$55,006	$56,872	$(1,196)	$(55,676)	$55,006

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Revenue — related party	$–	$959,107	$556	$–	$959,663
Revenue — third party	–	344,394	–	–	344,394
Mark-to-market activities, net	(2,495)	–	–	–	(2,495)

Total revenue	(2,495)	1,303,501	556	–	1,301,562

Cost of revenue:
Fuel expense — related party	–	886,424	940	–	887,364
Fuel expense — third party	–	211	–	–	211
Plant operating expense	–	137,759	36	–	137,795
Depreciation expense	–	110,617	343	–	110,960

Total cost of revenue	–	1,135,011	1,319	–	1,136,330

Gross profit (loss)	(2,495)	168,490	(763)	–	165,232
General and administrative expense	532	7,486	1,218	–	9,236

Income (loss) from operations	(3,027)	161,004	(1,981)	–	155,996
Interest expense — related party	–	72,026	147	–	72,173
Interest income — related party	(80,035)	–	–	80,035	–
Interest expense	80,035	110,413	401	(80,035)	110,814
Interest income	(168)	(1,771)	–	–	(1,939)
Loss in equity investment	(22,592)	–	–	22,592	–
Other (income)/expense, net	(63)	399	–	–	336

Loss before income taxes	(25,388)	(20,063)	(2,529)	22,592	(25,388)

Income taxes	–	–	–	–	–

Net loss	$(25,388)	$(20,063)	$(2,529)	$22,592	$(25,388)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2003
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Revenue — related party	$–	$251,333	$–	$–	$251,333
Revenue — third party	–	126,309	–	–	126,309
Mark-to-market activities, net	–	–	–	–	–

Total revenue	–	377,642	–	–	377,642

Cost of revenue:
Fuel expense — related party	–	238,563	–	–	238,563
Fuel expense — third party	–	321	–	–	321
Plant operating expense	–	32,145	–	–	32,145
Depreciation expense	–	33,943	–	–	33,943

Total cost of revenue	–	304,972	–	–	304,972

Gross profit	–	72,670	–	–	72,670
General and administrative expense	–	1,544	130	–	1,674

Income (loss) from operations	–	71,126	(130)	–	70,996
Interest expense — related party	–	73,704	136	–	73,840
Interest expense	–	16,785	364	–	17,149
Interest income	–	(1,248)	–	–	(1,248)
Other (income) expense, net	–	(85)	–	–	(85)

Loss before income taxes	–	(18,030)	(630)	–	(18,660)

Income taxes	–	–	–	–	–

Net Loss	$–	$(18,030)	$(630)	$–	$(18,660)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Revenue — related party	$–	$621,763	$–	$–	$621,763
Revenue — third party	–	289,808	3	–	289,811
Mark-to-market activities, net	–	–	–	–	–

Total revenue	–	911,571	3	–	911,574

Cost of revenue:
Fuel expense — related party	–	602,612	–	–	602,612
Fuel expense — third party	–	4,721	–	–	4,721
Plant operating expense	–	107,636	–	–	107,636
Depreciation expense	–	87,342	–	–	87,342

Total cost of revenue	–	802,311	–	–	802,311

Gross profit	–	109,260	3	–	109,263
General and administrative expense	–	3,759	131	–	3,890

Income (loss) from operations	–	105,501	(128)	–	105,373
Interest expense — related party	–	181,046	540	–	181,586
Interest expense	–	41,771	367	–	42,138
Interest income	–	(1,381)	–	–	(1,381)
Other expense	–	16	37	–	53

Loss before income taxes and cumulative effect of a change in accounting principle	–	(115,951)	(1,072)	–	(117,023)

Income taxes	–	–	–	–	–

Loss before cumulative effect of a change in accounting principle	–	(115,951)	(1,072)	–	(117,023)

Cumulative effect of a change in accounting principle	–	(241)	–	–	(241)

Net Loss	$–	$(116,192)	$(1,072)	$–	$(117,264)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss from operations	$(25,388)	$(20,063)	$(2,529)	$22,592	$(25,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	–	110,617	343	–	110,960
Amortization of deferred financing costs and debt discount	7,238	6,633	605	(7,238)	7,238
Write-off of deferred financing costs	–	12,457	–	–	12,457
Mark-to-market activities, net	2,495	–	–	–	2,495
Interest on subordinated parent debt	–	72,026	147	–	72,173
Earnings in equity investment	22,592	–	–	(22,592)	–
Costs allocated from parent	–	3,633	–	–	3,633
Changes in operating assets and liabilities:
Accounts receivable	–	(5,248)	–	–	(5,248)
Accounts receivable — related party	(12,660)	(171,964)	–	162,619	(22,005)
Inventories	–	(2,573)	(151)	–	(2,724)
Prepaid expenses and other current assets	(48)	(10,886)	(1,469)	–	(12,403)
Notes receivable and other assets	(2,450,822)	(17,771)	–	2,450,822	(17,771)
Accounts payable	13,263	20,372	(3,358)		30,277
Accounts payable — related party	142,505	7,483	19,416	(162,619)	6,785
Accrued interest payable	73,269	69,936	3,234	(73,269)	73,170
Other current liabilities	–	407	66	–	473

Net cash provided by (used in) operating activities	(2,227,556)	75,059	16,304	2,370,315	234,122

Cash flows from investing activities:
Change in restricted cash	–	152,290	–	–	152,290
Purchase of derivative asset	(45,000)	–	–	–	(45,000)
Additions to property, plant and equipment, net	(704)	(218,138)	(44,280)	696	(262,426)

Net cash used in investing activities	(45,704)	(65,848)	(44,280)	696	(155,136)

Cash flows from financing activities:
Financing costs	(59,389)	(56,626)	(2,763)	59,389	(59,389)
Repayments of notes payable	–	(162)	–	–	(162)
Borrowings from credit facility	–	178,995	–	–	178,995
Repayments of credit facility	–	(2,379,353)	–	–	(2,379,353)
Borrowings from priority notes and term loans	2,393,900	2,283,896	110,004	(2,393,900)	2,393,900
Borrowings from revolver line of credit	117,500	92,049	25,451	(117,500)	117,500
Repayment of revolver line of credit	(81,000)	(66,444)	(14,556)	81,000	(81,000)
Borrowings from subordinated parent debt	–	29,935	16,878	–	46,813
Repayments of subordinated parent debt	–	(131,096)	(107,041)	–	(238,137)

Net cash provided by (used in) financing activities	2,371,011	(48,806)	27,973	(2,371,011)	(20,833)

Net increase (decrease) in cash	97,751	(39,595)	(3)	–	58,153
Cash and cash equivalents, beginning of period	–	39,595	3	–	39,598

Cash and cash equivalents, end of period	$97,751	$–	$–	$–	$97,751

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003
(in thousands)

		Subsidiary	Other	Consolidating	CalGen
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss from operations	$–	$(116,192)	$(1,072)	$–	$(117,264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	–	87,342	–	–	87,342
Amortization of deferred financing costs and debt discount	–	8,899	–	–	8,899
Interest on subordinated parent debt	–	181,046	540	–	181,586
Change in accounting principle	–	241	–	–	241
Costs allocated from parent	–	3,636	–	–	3,636
Changes in operating assets and liabilities:
Accounts receivable	–	(26,675)	19	–	(26,656)
Accounts receivable — related party	–	(28,559)	–	–	(28,559)
Inventories	–	(3,124)	–	–	(3,124)
Prepaid expenses and other current assets	–	679	–	–	679
Other assets	–	(9,672)	–	–	(9,672)
Accounts payable	–	11,360	(3,148)	–	8,212
Accounts payable — related party	–	(14,909)	–	–	(14,909)
Accrued interest payable	–	555	–	–	555
Other current liabilities	–	2,533	9	–	2,542

Net cash provided by (used in) operating activities	–	97,160	(3,652)	–	93,508

Cash flows from investing activities:
Change in restricted cash	–	(85,847)	–	–	(85,847)
Additions to property, plant and equipment, net	–	(338,882)	(26,076)	–	(364,958)

Net cash used in investing activities	–	(424,729)	(26,076)	–	(450,805)

Cash flows from financing activities:
Financing costs	–	(3,817)	–	–	(3,817)
Repayments of notes payable	–	(147)	–	–	(147)
Borrowings from credit facility	–	47,456	–	–	47,456
Repayments of credit facility	–	(193,151)	–	–	(193,151)
Borrowings from subordinated parent debt	–	477,040	29,731	–	506,771

Net cash provided by financing activities	–	327,381	29,731	–	357,112

Net increase (decrease) in cash	–	(188)	3	–	(185)
Cash and cash equivalents, beginning of period	–	25,643	–	–	25,643

Cash and cash equivalents, end of period	$–	$25,455	$3	$–	$25,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (x) present and possible future claims, litigation and enforcement actions, (xi) effects of the application of regulations, including changes in regulations or the interpretation thereof, (xii)  the enforeceability of, and continued performance by counter-parties under, our key contracts, including contracts to which Calpine Corporation and certain of its subsidiaries are a party; (xiii) the limited operating history of our power generation facilities and (xiv) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our Form S-4 filed on July 13, 2004 and amended on October 19, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

     We file annual, quarterly and periodic reports and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 450 Fifth Street, N.W., Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

     Our reports on Form 10-K, 10-Q and 8-K, and amendments to those reports are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at www.calpine.com. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Calpine Generating Company, LLC, c/o Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, Attention: Lisa M. Bodensteiner, Assistant Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

     The financial results discussed below reflect past performance of the projects that have commenced commercial operation and are not indicative of future results. As discussed below, in March 2004 we entered into new contractual arrangements that have materially changed our revenues and expenses as compared with past periods. In addition, in the past, our business had been focused on the development and construction of power facilities. With the exception of the Pastoria facility, we have completed development and construction of the facilities.

General

     Calpine Generating Company, LLC (“CalGen”), a Delaware limited liability company, is an indirect wholly owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). CalGen is engaged, through its subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities (collectively, the “Projects” or the “Facilities”) that are expected to have an aggregate consolidated estimated peak capacity of 9,834 megawatts (nominal 8,425 megawatts without peaking capacity) assuming completion of the Pastoria facility currently under construction. Thirteen of our facilities are, or will be upon completion, natural gas-fired combined cycle facilities, and one is a natural gas-fired simple cycle facility. Thirteen of our facilities are currently operating and have an aggregate estimated peak capacity of 9,065 megawatts, which represents approximately 34.2% of Calpine’s 26,477 megawatts of aggregate estimated peak capacity.

     On March 23, 2004, CalGen issued $2.4 billion in debt securities (the “March 23, 2004 Refinancing”) to replace the $2.5 billion in debt securities issued in October 2000 (the “Construction Facility”). The new debt securities were issued in various traunches and except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.

     Concurrent with the March 23, 2004 Refinancing, CalGen entered into an agreement for a $200 million revolving credit facility

(the “Revolving Credit Facility”) with a group of banks led by The Bank of Nova Scotia and a $750 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member. In addition, CalGen had previously received additional financing from Calpine in the form of subordinated debt (the “Subordinated Parent Debt”). Effective March 23, 2004, Calpine converted the Subordinated Parent Debt, totaling approximately $4.4 billion, to equity as a non-cash capital contribution.

     We have entered into long-term power sales agreements with a subsidiary of the Parent, Calpine Energy Services, L.P. (“CES”), whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. Prior to the March 23, 2004 Refinancing, for those fuel contracts for which title of fuel does not transfer to CalGen, the related power sales agreements were accounted for as tolling agreements, and the associated fuel costs were presented as a reduction of the related power revenues. New contracts were executed with CES that became effective March 23, 2004. These are not considered to be tolling agreements since title to the gas transfers, therefore, the projects now record gross revenues and fuel expense.

     On May 21, 2004 and September 17, 2004, Columbia Energy Center and Goldendale Energy Center, respectively, commenced commercial operations. The Columbia facility is a 455-megawatt combined cycle energy center located in Columbia, South Carolina. The Goldendale facility is a 271-megawatt combined-cycle energy center located in Goldendale, Washington. Energy generated by the facility is sold directly into the Northwest Power Pool. Assets associated with these two facilities were transferred from construction in progress to building, machinery and equipment upon completion and commencement of operations.

Revenue

     In connection with the March 23, 2004 Refinancing, CalGen entered into new power purchase agreements with CES, thereby replacing a significant portion of the revenue agreements in effect prior to the March 23, 2004 Refinancing. Under the previous arrangement, CES purchased most of the available capacity and energy of our facilities, including ancillary services and other generation-based products and services, at negotiated internal transfer prices agreed upon when the various facilities commenced operations. In addition, CES supplied substantially all fuel requirements to the facilities, also at negotiated internal transfer prices. Under the new agreements with CES, a greater proportion of our energy sales are at floating prices based on day-ahead energy and gas prices.

     In addition, we have a number of long-term contracts with third parties where we generate revenue from the sale of electricity and steam.

Expenses

     Prior to the March 23, 2004 Refinancing, major expenses consisted of fuel, plant operating expense and interest expense on our Construction Facility and Subordinated Parent Debt. Interest expense on the Subordinated Parent Debt was recorded through March 23, 2004 and accrued to the subordinated debt balance. The total balance in Subordinated Parent Debt of $4.4 billion was converted to equity on March 23, 2004 as a non-cash contribution to capital by Calpine. After the March 23, 2004, Refinancing, interest expense consists mainly of interest on the debt securities issued in the March 23, 2004 refinancing.

     Operating expenses consist primarily of fixed expenses (operating, maintenance and general and administrative expenses) and variable expenses (certain operating and maintenance expenses that fluctuate with the operation of the facility).

Results of Operations

     Set forth below is a discussion of our results of operations for the three and nine-month periods ended September 30, 2004 and 2003. The financial results discussed below reflect past performance of projects that have commenced commercial operation at varying times over the past three years, but those results are not indicative of future results. As discussed below, in connection with the March 23, 2004 Refinancing, we entered into new contractual arrangements that have materially changed our revenues and expenses.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Total revenue increased by $184.1 million to $561.8 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Related-party revenue increased $187.4 million. Major factors contributing to the increase include revenues associated with fuel cost at Delta and Los Medanos in the current period as a result of the new contracts with CES. Prior to the March 23, 2004 Refinancing, these projects’ contracts were accounted for as tolling agreements with no fuel component included in revenues. This accounted for approximately $98.9 million of the revenue increase. These two projects also experienced continued improved “reliability-must-run” (“RMR”) revenue generating a $13.0 million increase in the current period. Also contributing to the increase was the addition of the Carville, Morgan and Columbia plants in 2004, which accounted for $63.9 million of revenue, and the phase two turbines at Decatur and Oneta added $15.3 million of revenue. Increased prices and megawatt production contributed another $18.1 million of revenue. These increases were partially offset by a $21.9 million decrease in revenue at the Freestone facility related to the loss of capacity revenue resulting from the new contracts put into place with the March 23, 2004 Refinancing.

     Total cost of revenue, which includes fuel, plant operating and depreciation expense increased $158.1 million to $463.1 in the current quarter compared to $305.0 million in 2003.

     Fuel expense accounted for approximately $146.5 million of this increase due in large part to the inclusion of fuel expense for the Delta and Los Medanos projects subsequent to the March 23, 2004 Refinancing as noted above. This change amounted to $98.9 million of the increase. The addition of Carville, Morgan and Columbia increased fuel expense by $28.4 million. The remaining $19.2 million increase in fuel expense is mainly attributable to increases in megawatt production in the current quarter versus the prior year quarter.

     Plant operating expenses, which include plant operations, maintenance and taxes and insurance, increased by $6.4 million to $38.5 million. The operation of Carville, Morgan and Columbia, which commenced operations in the second half of 2003 or 2004, in the current period accounted for $6.8 million of the increase. In addition, Freestone and Baytown expenses increased $2.4 million due to scheduled major maintenance in the current quarter. These increases were partially offset by a decrease in Los Medanos of $2.7 million.

     Depreciation expense increased by $5.3 million to $39.2 million. The operation of Carville, Morgan and Columbia, which commenced operations in the second half of 2003 or 2004, accounted for $4.9 million of the increase in the current period.

     Interest expense, net of capitalized amounts, decreased $49.8 million in the current quarter to $41.2 million versus $91.0 million in the third quarter of 2003. Related party interest decreased $73.8 million due to the conversion of $4.4 billion in subordinated parent debt to equity as a non-cash capital contribution, offset in part by a $24.0 million increase in third-party interest expense attributable to the March 23, 2004 Refinancing.

     The net income for the three months ended September 30, 2004 was $55.0 million compared to a net loss for the year ago period of $18.7 million, an improvement of $73.7 million due to a $26.0 million increase in gross profit and a $49.8 million reduction in interest expense, offset by an increase of $0.5 million in general and administrative (“G&A”) expense.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     Total revenue increased by $390.0 million to $1,301.6 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. Related-party revenue increased $337.9 million mainly due to the commercial operation of Carville, Morgan and Columbia in 2004 totaling approximately $115.3 million and additional turbines at Oneta and Decatur totaling approximately $44.2 million. Delta and Los Medanos began reporting fuel expense as a result of the new purchase and sale contracts effective with the March 23, 2004 Refinancing which added approximately $189.3 million to total revenue in the current period. These increases were partially offset by decreases in revenues at Baytown of approximately $9.8 million due to scheduled and unscheduled maintenance and decreases in revenue at Freestone of approximately $45.2 million related to the loss of capacity revenue resulting from the new contracts put into place with the March 23, 2004 Refinancing and scheduled maintenance in the current period. Third party revenue increased $54.6 million due primarily to the addition of plants and turbines as noted above amounting to $14.3 million and increases in RMR revenues at Delta amounting to $11.2 million and increased RMR and steam revenues at Los Medanos totaling $12.6 million. In addition, revenue increased approximately $16.5 million due to price increases and increases in megawatt production.

     Total cost of revenue, which includes fuel, plant operating and depreciation expenses, increased $334.0 million to $1,136.3 million in the current nine-month period compared to $802.3 million in 2003.

     Fuel expense for the first nine months of 2004 increased $280.3 million to $887.6 million compared to $607.3 million in the prior year. The increase was primarily due to the addition of Carville, Morgan and Columbia totaling $87.7 million; the addition of a turbine at Oneta, $4.8 million; the elimination of the tolling arrangement between CES and Delta and Los Medanos added approximately $189.3 million to fuel expense; and other increases primarily due to operations of $18.1 million. These increases were partially offset by decreases at Baytown and Freestone of approximately $19.7 million due to outages for scheduled major maintenance at Freestone and scheduled and unscheduled maintenance at Baytown.

     Plant operating expenses, which include plant operations, maintenance, taxes and insurance, increased $30.2 million to $137.8 due to the additional projects and turbines noted above totaling $17.2 million and increases at Freestone and Baytown of $11.1 million and $6.2 million, respectively, due to planned major maintenance at Freestone and scheduled and unscheduled maintenance at Baytown. These increases were partially offset by decreases at Channel, Corpus Christi and Decatur of $5.2 million, $0.9 million and $0.6 million, respectively.

     Depreciation expense increased by $23.6 million to $111.0 million due to the operation of Carville, Morgan and Columbia, totaling $17.1 million, and the added turbines at Decatur and Oneta totaling $4.6 million.

     G&A expense increased $5.3 million in the current nine month period to $9.2 million primarily due to increases in audit fees incurred in connection with the March 23, 2004 Refinancing and registration statement preparation in the amount of $1.6 million.

     Interest expense, net of capitalized amounts, decreased $40.7 million in the current period to $183.0 million versus $223.7 million in the first nine months of 2003. Related party interest decreased $109.4 million due to the conversion of the Subordinated Parent Debt to equity as a capital contribution on March 23, 2004 in the amount of $4.4 billion. The increase in third party interest of $68.7 million reflects three months interest in 2004 related to the March 23, 2004 Refinancing and its higher outstanding balance and interest rates compared to the balances and rates under the Construction Facility.

     The net loss for the nine months ended September 30, 2004 decreased by $91.9 million to $25.4 million primarily due to the $56.0 million increase in gross profit, a $40.7 million decrease in interest expense and a $0.6 million increase in interest income, offset by higher G&A and other expenses of $5.6 million. In addition, CalGen recorded an additional expense of $0.2 million related to the cumulative effect of a change in accounting principle for the nine months ended September 30, 2003.

Liquidity and Capital Resources

General

     In October 2000, we entered into the Construction Facility, a four-year, non-recourse credit agreement for $2.5 billion with a consortium of banks. This revolving credit facility was utilized to finance the development and construction of our facilities. As of December 31, 2003, approximately $2.2 billion in borrowings and $53.2 million in letters of credit attributable to the facilities were outstanding under this facility. This facility was scheduled to mature in November 2004. On March 23, 2004, we (i) issued $1,705.0 million in aggregate principal amount of our original notes, (ii) borrowed $700.0 million in aggregate principal amount under our term loans, (iii) entered into a three-year $200.0 million revolving credit facility and (iv) entered into a $750.0 million working capital facility with CalGen Holdings. We repaid the outstanding indebtedness under the Construction Facility with the proceeds of the offering of the original notes and borrowings under our term loan facilities. The post-offering balance sheet for CalGen reflects the full amount of borrowings under the notes and our term loans and any borrowing under our revolving credit facility.

     We funded development of the facilities, in part, with intercompany loans from Calpine. As of December 31, 2003, there was approximately $4.6 billion in subordinated parent debt outstanding. This intercompany debt bore interest at 8.75% per annum. The debt was evidenced by a demand note; however, due to the restriction imposed by the subordination agreement entered into in connection with our former revolving credit facility, no interest payments were made with respect to this subordinated parent debt. All of this subordinated parent debt, which totaled $4.4 billion, was converted to equity as of the closing of the offering of the original notes.

     Pastoria is the only remaining facility under construction. Calpine has agreed to pay all costs and expenses, estimated to be approximately $99.8 million in the aggregate, necessary to achieve the commercial operation of the Pastoria facility. Calpine is not, however, required to pay any other costs or consequential damages (including lost revenues) or liquidated damages resulting from a delay in achieving mechanical completion or commercial operation of this facility.

Capital Expenditures and Sources

     Our estimated capital expenditures for 2004 through 2005 include approximately $99.8 million in construction costs required to complete the Pastoria facility, and an additional $32.9 million in construction related costs for the Columbia, Goldendale and Morgan facilities. We also expect to make capital expenditures in 2004 with respect to operations and maintenance, including major maintenance, of approximately $21.5 million. We expect to fund these expenditures through cash on hand (cash and cash equivalents) and operating cash flow, as well as from borrowings under our revolving credit facility. Actual costs for the projected use of funds identified above, and net proceeds from the projected sources of funds identified above, could vary from those estimates, potentially in material respects.

     Concurrently with the closing of the offering of the original notes, we entered into a three-year $200.0 million revolving credit facility. Security for our revolving credit facility includes first priority security interests in the same collateral that secures the notes and our term loans. Our revolving credit facility requires us to comply with various affirmative and negative covenants, including restrictions on our ability to incur new debt, make certain investments and acquisitions and sell our assets, and covenants that require us generally to maintain minimum interest coverage ratios, as adjusted and a consolidated first priority and second priority secured lien debt to kilowatt ratio. At September 30, 2004 outstanding borrowings under the revolving credit facility were $36.5 million and there were $148.7 million of letters of credit outstanding.

     Concurrently with the closing of the offering of the original notes, we entered into a $750.0 million working capital facility with CalGen Holdings. We may only borrow under our working capital facility in limited circumstances. Borrowings under our working capital facility bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears. In addition, borrowings under our working capital facility are subordinated to our senior indebtedness, including the notes, our term loans or our revolving credit facility, and will mature in 2019. Interest will be required to be paid on a current basis. Our working capital facility may be an additional source of liquidity for us in certain limited circumstances; however, we do not expect to borrow under our working capital facility. At September 30, 2004, there were no outstanding borrowings under the working capital facility.

     To manage forward exposure to price fluctuations, in March 2004 we entered into a three-year Index Hedge with MSCG. The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Gas Sale and Power Purchase Agreement, in each six-month period, falls below $50.0 million. The Index Hedge is in place until April 1, 2007. We paid $45.0 million for the Index Hedge. The amount paid includes value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on CalGen internally developed models. CalGen recorded the valuation difference as a component of derivative assets. In accordance with EITF 02-03: “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”, the valuation difference is accounted for as a deferred amount that will be amortized to income over the term of the contract.

     In connection with a Raw Water Service Agreement (“Water Agreement”) entered into with Contra Costa Water District for raw water service through April 2015, Delta and Los Medanos issued a promissory note valued at $3.5 million for the service connection fee. Payments are due on an annual basis on April 1st of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. The note is divided as follows: 70% Delta and 30% Los Medanos per the terms of the Water Agreement. At September 30, 2004 and December 31, 2003, the balance of the note was $2.3 million and $2.4 million, respectively.

     We do not expect to need to obtain capital from sources other than described herein. Under the indentures governing the notes, our ability to borrow additional indebtedness is severely limited. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital under the indentures governing the notes or on terms that are attractive to us. In addition, timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

Distributions to Sole Member

     Under the indentures governing the notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that no default or event of default exists and there are no amounts outstanding under our new working capital facility. We expect that all distributable collections (after the payment of operating expenses, debt service and deposits to the reserve accounts) will be distributed to our sole member.

Financial Market Risks

     Derivatives - We are primarily focused on generation of electricity using gas-fired turbines. As a result, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuations in these commodities, we entered into an Index Hedge which is discussed in Note 9 of the Consolidated Financial Statements.

     The Index Hedge will provide for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Gas Sale and Power Purchase Agreement, in each nine-month period, falls below $50 million. The hedge is in place until April 1, 2007.

     The change in fair value of outstanding derivative instruments from January 1, 2004 through September 30, 2004, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2004	$–
Changes in fair value attributable to new contracts	45,000
Changes in fair value attributable to price movements, net	(2,495)

Fair value of contracts outstanding at September 30, 2004(1)	$42,505

(1)	Net derivative assets are reported in Note 9 of the Notes to the Consolidated Financial Statements.

     The fair value of outstanding derivative instruments at September 30, 2004, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source	2004	2005-2006	2007-2008	After 2008	Total
Prices actively quoted	$–	$–	$–	$–	$–
Prices provided by other external sources	5,611	26,722	2,851	–	35,184
Prices based on models and other valuation methods	–	1,102	6,219	–	7,321

Total fair value	$5,611	$27,824	$9,070	$–	$42,505

     Our risk managers maintain fair value price information derived from various sources in our risk management systems. The propriety of this information is validated by our Risk Control group. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods.

     The counterparty credit quality associated with the fair value of outstanding derivative instruments at September 30, 2004 and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality (based on Standard & Poor's
Ratings as of September 30, 2004)	2004	2005-2006	2007-2008	After 2008	Total
Investment grade	$5,611	$27,824	$9,070	$–	$42,505
Non-investment grade	–	–	–	–	–
No external ratings.	–	–	–	–	–

Total fair value	$5,611	$27,824	$9,070	$–	$42,505

     The fair value of our outstanding derivative instrument and the fair value that would be expected after a ten percent adverse price change is shown in the table below (in thousands):

		Fair Value
		After 10%
		Adverse
	Fair Value	Price Change
At September 30, 2004:
Other mark-to-market activity	$42,505	$38,721

     The derivative instrument included in this table is the Index Hedge included in Note 9 of the Notes to the Consolidated Financial Statements. Valuation of the index hedge depends, to a large degree, upon assumptions about future gas and power prices. Accordingly, we have calculated the change in fair value shown above based upon an assumed ten percent increase in power prices and an assumed ten percent decrease in gas prices. Changes in fair value of the index hedge economically offset the price risk exposure of our physical assets. We have included none of the offsetting changes in value of our physical assets in the table above.

     The primary factors affecting the fair value of our derivative at any point in time are (1) the remaining term of the open derivative position; and (2) changing market prices for electricity and natural gas. The index hedge is valued using the mean reversion model, and as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven both by price volatility and the realized portion of the derivative asset. Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the change since the last balance sheet date in the total value of the derivative is reflected in the statement of operations as an item (gain or loss) of current earnings.

     Debt financing — Our new notes, term loans, and revolving credit facility are subject to market risk. Significant LIBOR increases could have a negative impact on our future interest expense with respect to our floating-rate debt(1). The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2004. All outstanding balances and fair value are shown net of applicable discount, if any (in thousands):

							Fair Value
	2004 (1)	2005	2006	2007	2008	Thereafter	9/30/2004 (2)
1-month US$LIBOR weighted average interest rate basis (3)
First Priority Secured Floating Rate Notes Due 2009	$–	$–	$–	$1,175	$2,350	$231,475	$235,000
Revolving Credit Facility	–	–	–	36,500	–	–	36,500

Total of 1-month US$LIBOR rate debt	–	–	–	37,675	2,350	231,475	271,500

6-month US$LIBOR weighted average interest rate basis (3) Third Priority Secured Floating Rate Notes Due 2011	–	–	–	–	–	680,000	680,000

Total of 6-month US$LIBOR rate debt	–	–	–	–	–	680,000	680,000

(4)(3)
First Priority Secured Term Loans Due 2009	–	–	–	3,000	6,000	591,000	600,000
Second Priority Secured Floating Rate Notes Due 2010	–	–	–	–	3,200	627,639	630,839
Second Priority Secured Term Loans Due 2010	–	–	–	–	500	98,068	98,568

Total of variable rate debt as defined at (4) below	–	–	–	3,000	9,700	1,316,707	1,329,407

Grand total variable-rate debt instruments	$–	$–	$–	$40,675	$12,050	$2,228,182	$2,280,907

(1)	For the three months remaining in 2004.

(2)	Fair value equals carrying value.

(3)	Actual interest rates include a spread over the basis amount.

(4)	Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

Critical Accounting Policies

     Below are our accounting policies that are both important to our financial condition and operating results, and require the subjective judgment of management in determining underlying estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. We believe the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Accounting for Long-Lived Assets:

Property, Plant and Equipment

     Property, plant and equipment, net, is stated at cost less accumulated depreciation and amortization. The cost of renewals and betterments that extend to useful life of property, plant and equipment are also capitalized. Depreciation and amortization are computed on a straight-line method over the estimated original composite useful lives of the assets, generally 35 years for baseload power plants and 40 years for peaker facilities, exclusive of the estimated salvage value, typically 10 percent of the original cost.

Impairment of Long-Lived Assets

     We evaluate long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for our overall business; and significant negative industry or economic trends. Certain of our generating assets are located in regions with depressed demands and market spark spreads. Our forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve.

     The determination of whether an impairment has occurred is based on comparing an estimate of undiscounted cash flows attributable to the assets, to the carrying value of the assets. The significant assumptions that we use in our undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, and the expected pricing for those commodities and the resultant spark spreads in the various regions where we generate. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

     Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our projects. Our review of factors present and the resulting appropriate carrying value of our long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge has been recorded to date for any of our projects. Future events could cause us to conclude that impairment indicators exist and that our long-lived assets might be impaired.

Capitalized Interest

     We capitalize interest using two methods: (1) capitalized interest on funds borrowed for specific construction projects and (2) capitalized interest on subordinated parent debt. For capitalization of interest on specific funds, we capitalize the interest cost incurred related to debt associated with specific projects under construction. The methodology for capitalizing interest on subordinated parent debt, consistent with paragraphs 13 and 14 SFAS No. 34, “Capitalization of Interest Cost,” as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)”, begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if the funds were not required for construction, then they would have been used to pay off other debt. Our qualifying assets include construction in progress.

     For the three months ended September 30, 2004 and 2003, the amount of interest capitalized was $8.7 million and $30.3 million, respectively. For the nine months ended September 30, 2004 and 2003, the amount of interest capitalized was $51.1 million and $112.5 million, respectively. These amounts include capitalized amortization expenses. Upon commencement of plant operation, capitalization of interest ceases. Total capitalized interest, as a component of the total cost of the plant, is then amortized over the estimated useful life of the plant.

Major Maintenance and Capital Spares

     We capitalize costs for major gas turbine generator refurbishments for the “hot gas path section” and compressor components, which includes such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”) and compressor blades, vanes and diaphragms. These refurbishments are done either under long-term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives ranging from three to twelve years. We expense annual planned maintenance. Capital spare parts costs are capitalized and are generally amortized over a period consistent with the major maintenance cycles of CalGen’s plants.

Revenue Recognition

     Capacity revenue is recognized monthly, based on the plant’s availability, and energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, we have entered into long-term power sales agreements with CES, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. Prior to the March 23, 2004 Refinancing, for those fuel contracts for which title of fuel does not transfer to us, the related power sales agreements were accounted for as tolling agreements, and the associated fuel costs were presented as a reduction of the related power revenues. New contracts were executed with CES that became effective March 23, 2004. These are not considered to be tolling agreements since title to the gas transfers, and as such, the projects will record gross revenues and fuel expenses. In connection with the new contracts executed on March 23, 2004, CalGen purchases some of its fuel from a third-party provider and sells this fuel to CES at cost. Revenues from these sales are netted against the related fuel purchase cost. For the nine months ended September 30, 2004, approximately $35.8 million of revenues were netted against fuel cost.

Income Taxes

     The projects are owned through single member limited liability companies that have been appropriately treated as taxable for financial reporting purposes. For all periods presented, we accounted for income taxes using the separate return method, pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, we have recorded a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Because of significant historical net losses incurred by us, a valuation allowance has been established for the entire amount of the excess of deferred tax assets over deferred tax liabilities generated to date, and accordingly, our tax liability has been reduced to zero and we have not recorded a tax provision or benefit.

New Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities (“VIEs”) for which control is achieved through means other than a ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the primary beneficiary, should consolidate the VIE. This model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity’s ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s variability.

     In December 2003, the FASB modified FIN 46 with FIN 46-R to make certain technical corrections to the standard and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities (“SPEs”) for which the effective date was December 31, 2003.

     The determination of whether CalGen or the purchaser of the power in a long-term power sales or tolling agreement consolidates a VIE is based on which variable interest holder absorbs the majority of the risk of the VIE and is, therefore, the primary beneficiary. If a CalGen project had been deemed a VIE and if the power purchaser was the primary beneficiary because it absorbs the majority of the CalGen project’s risk, CalGen would have been required to de-consolidate the project.

     An analysis was performed for CalGen subsidiaries with significant long-term power sales or tolling agreements. Certain of the CalGen subsidiaries were deemed to be VIEs and held long-term power sales or tolling agreements. CalGen qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity’s capacity would not cause the power purchaser to be the primary beneficiary, due to the length of the economic life of the underlying assets. As all of CalGen’s contracts are of this nature, CalGen is deemed to absorb a majority of the entity’s variability and, accordingly, continues to consolidate the assets and liabilities of all of the Projects. The Company qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility’s remaining useful life or for less than 50% of the entity’s capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets.

     An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an interest to be considered a variable interest, it must “absorb variability” of changes in the fair value of the VIE’s underlying net assets. Questions have arisen regarding (a) how to determine whether an interest absorbs variability, and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. EITF Issue No. 04-7: “Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity” (“EITF Issue No. 04-7”) is still in the discussion phase, but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force’s discussions on this Issue have centered around whether the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability, or (c) the interest absorbs both fair value and cash flow variability. The final conclusions reached on this issue may impact the Company’s methodology used in making quantitative assessments of the variability of the Company’s wholly owned subsidiaries that have entered into longer term power sales agreements with third parties. However, until the EITF reaches a final consensus, the effects of this issue on the Company’s financial statements is indeterminable.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     See “Financial Market Risks” in Item 2.

Item 4. Controls and Procedures

     The Company’s senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s Chairman, President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The certificates required by this item are filed as Exhibit 31 to this Form 10-Q.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result form a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company’s consolidated financial statements.

     Gary E. Jones, et al v. Calpine Corporation – On September 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the U.S. District Court, Western District of Washington. Calpine purchased Goldendale Energy, Inc, a Washington corporation, from Darrell Jones of National Energy Service Company (“NESCO”). The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002 and the date of substantial completion. Substantial completion of the Goldendale facility occurred September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. Calpine has made the $6 million payment to the estates. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $0.075 million. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. By order of the court dated March 10, 2004, plaintiffs’ claims were dismissed with prejudice. Plaintiff filed a motion for reconsideration which was denied. Subsequently, on September 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys’ fees from NESCO, which was recently granted at a reduced amount. Calpine held back $0.1 million of the $6 million payment to ensure payment of those fees.

     Solutia Bankruptcy – Solutia, Inc. (Decatur steam host) filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia Inc. rejected certain cogeneration agreements relating to the sale of steam and supply of electricity and entered into a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By executing this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties are in active discussions to attempt to reach a negotiated settlement on the rejection damage claim but if such discussions are not successful, Decatur maintains the rights to litigate the amount of the damage claim. The bankruptcy court has set a bar date of November 30, 2004, for claims and Decatur will file its proofs of claim on or before this date. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet that the bankruptcy court approved on June 30, 2004.

     Panda Energy International Inc., et al. v. Calpine Corporation et al. – On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates alleging, among other things, that Calpine breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”) power plant, which Calpine acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta plant and that Calpine’s actions have reduced the profits from the Oneta plant thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including accrued interest net of reserve) is currently outstanding and past due. Calpine has filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and has also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. On August 17, 2004, the case was transferred to a different judge, which will likely delay the ruling on the motion to dismiss. However, at the present time, Calpine cannot estimate the potential loss, if any, that might arise from this matter. Calpine considers Panda’s lawsuit to be without merit and intends to defend vigorously against it. Discovery is currently in progress. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

Item 6. Exhibits

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Third Amendment to Index Based Gas Sale and Power Purchase Agreement, dated August 1, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its subsidiaries named therein.*
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to Exhibit No. 10.10 to the registrants’ registration statement on Form S-4 (File No. 333-117335)
†	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calpine Generating Company, LLC
CalGen Finance Corp.

By: /s/ ROBERT D. KELLY

Robert D. Kelly
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 16, 2004

By: /s/ CHARLES B. CLARK, JR.

Charles B. Clark, Jr.
Senior Vice President,
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: November 16, 2004

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Third Amendment to Index Based Gas Sale and Power Purchase Agreement, dated August 1, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its subsidiaries named therein.*
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to Exhibit No. 10.10 to the registrants’ registration statement on Form S-4 (File No. 333-117335)
†	Filed herewith