Form 10-Q
period 2006-03-31
Calpine Generating Company, LLC; CalGen Finance CORP
filed 2006-12-15
CIK 1294371, 1294377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file numbers:
333-117335
333-117335-40
Calpine Generating Company, LLC
(A Delaware Limited Liability Company)
CalGen Finance Corp.
(A Delaware Corporation)
I.R.S. Employer Identification Nos.
77-0555128
20-1162632
50 West San Fernando Street
San Jose, California 95113
Telephone: (408) 995-5115
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐       Non-Accelerated Filer ☑
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

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2006

DEFINITIONS
     As used in this Report the abbreviations contained herein have the meanings set forth below. Additionally, the terms, the “Company,” “CalGen,” “we,” “us” and “our” refer to Calpine Generating Company, LLC and its subsidiaries, unless the context clearly indicates otherwise. Unless otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments thereto in each case as amended, restated, supplemented or otherwise modified to the date of this Report.

ABBREVIATION	DEFINITION
1933 Act	Securities Act of 1933, as amended

1934 Act	Securities Exchange Act of 1934, as amended

2004 Refinancing	Refinancing of the Construction Facility, consummated on March 23, 2004, in which CalGen issued the Notes and Term Loans and entered into the Revolving Credit Facility

2005 Form 10-K	Annual Report of CalGen on Form 10-K for the year ended December 31, 2005, filed with the SEC on September 29, 2006

345(b) Waiver Order	Order pursuant to Section 345(b) of the Bankruptcy Code authorizing continued (i) use of existing investment guidelines and (ii) operation of certain bank accounts dated May 4, 2006

Bankruptcy Code	United States Bankruptcy Code

Bankruptcy Court	United States Bankruptcy Court for the Southern District of New York

Btu	British thermal units

CAISO	California Independent System Operator

CalGen Debtors	CalGen and each of its subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court

CalGen Holdings	Calpine CalGen Holdings, Inc.

Calpine or Parent	Calpine Corporation

CASCI	Calpine Administrative Services Company, Inc.

Cash Collateral Order	Second Amended Final Order of the Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006, as modified by orders entered by the Bankruptcy Court on June 21, 2006, July 12, 2006, October 25, 2006, and November 15, 2006

CCFC II	Calpine Construction Finance Company II, LLC, which was renamed Calpine Generating Company, LLC (referred to herein as CalGen) in connection with the 2004 Refinancing

CES	Calpine Energy Services, L.P.

Chapter 11	Chapter 11 of the Bankruptcy Code

Construction Facility	$2.5 billion Credit Agreement, dated as of October 16, 2000, among CCFC II, as borrower, the lenders from time to time party thereto, The Bank of Nova Scotia, as lead arranger, co-syndication agent and bookrunner, Credit Suisse First Boston, acting through its New York Branch, as lead arranger and administrative agent, Banc of America Securities LLC, and ING (U.S.) Capital LLC, as arrangers and co-syndication agents, BayerischeLandesbank Girozentrale, as arranger, co-documentation agent and LC bank, and CIBC World Markets Corp., Dresdner Kleinword Benson North America Services LLC, and TD Securities (USA) Inc., as arrangers and co-documentation agents

COSCI	Calpine Operating Services Company, Inc.

Debtors	Calpine Corporation and each of its subsidiaries, including the CalGen Debtors, that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court

Decatur	Decatur Energy Center, LLC

DIP Facility	Revolving Credit, Term Loan and Guarantee Agreement, dated as of December 22, 2005, as amended on January 26, 2006, and as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, the Guarantors party thereto, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint syndication agents, Deutsche

ABBREVIATION	DEFINITION
Bank Trust Company Americas, as administrative agent for the First Priority Lenders, General Electric Capital Corporation, as sub-agent for the Revolving Lenders, Credit Suisse, as administrative agent for the Second Priority Term Lenders, Landesbank Hessen Thuringen Girozentrale, New York Branch, General Electric Capital Corporation and HSH Nordbank AG, New York Branch, as joint documentation agents for the First Priority Lenders and Bayerische Landesbank, General Electric Capital Corporation and Union Bank of California, N.A., as joint documentation agents for the Second Priority Lenders

E&S	Electricity and steam

EITF	Emerging Issues Task Force

ERCOT	Electric Reliability Council of Texas

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”

FIN 46	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51”

FIN 46-R	FIN 46 (revised December 31, 2003)

Fixed Price Agreement	WECC Fixed Price Gas Sale and Power Purchase Agreement, dated as of March 23, 2004, among CES, CalGen, Delta Energy Center, LLC and Los Medanos Energy Center, LLC

GAAP	Accounting principles generally accepted in the United States of America

Heat Rate	A measure of the amount of fuel required to produce a unit of electricity

Index Based Agreement	Index Based Gas Sale and Power Purchase Agreement, dated as of March 23, 2004, among CES, CalGen and the subsidiaries of CalGen party thereto

Index Hedge	ISDA Master Agreement, Schedule and Confirmation, dated as of March 12, 2004, between CalGen and MSCG, guaranteed by Morgan Stanley pursuant to the Guaranty, dated as of March 12, 2004, of Morgan Stanley in favor of MSCG

KW	Kilowatt(s)

KWh	Kilowatt hour(s)

LIBOR	London Inter-Bank Offered Rate

LSTC	Liabilities subject to compromise

LTSA	Long term service agreement

Maintenance Agreement	Master Maintenance Services Agreement, dated as of March 23, 2004, among CalGen, the subsidiaries of CalGen party thereto and COSCI

MMBtu	Million British thermal units

Morgan Stanley	Morgan Stanley & Co. Incorporated

MSCG	Morgan Stanley Capital Group, Inc.

MW	Megawatt(s)

MWh	Megawatt hour(s)

NESCO	National Energy Systems Company

NOL(s)	Net operating loss(es)

Notes	First Priority Secured Floating Rate Notes due 2009, Second Priority Secured Floating Rate Notes due 2010, Third Priority Secured Floating Rate Notes due 2011 and Third Priority Secured Notes due 2011 in the amounts of $235 million, $640 million, $680 million and $150 million, respectively

O&M	Operations and maintenance

O&M Agreement	Master Operation and Maintenance Agreement, dated as of March 23, 2004, among CalGen, its subsidiaries party thereto and COSCI

Panda	Panda Energy International, Inc. and certain related parties, including PLC II, LLC

Petition Date	December 20, 2005

ABBREVIATION	DEFINITION
PG&E	Pacific Gas and Electric Company

POX	Plant operating expense

Revolving Credit Facility	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, as borrower, the Guarantors party thereto from time to time, the Lenders party thereto from time to time, The Bank of Nova Scotia, as administrative agent, LC Bank, lead arranger and sole bookrunner, and Bayerische Landesbank Cayman Islands Branch, Credit Lyonnais New York Branch, ING Capital LLC, Toronto Dominion (Texas) Inc. and Union Bank of California, N.A., as arrangers and co-syndication agents, with respect to $200,000,000 First Priority Secured Revolving Loans

RMR	Reliability-Must-Run

SAB	Staff Accounting Bulletin

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SGA	Sales, General and Administrative

Solutia	Solutia, Inc.

SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

Subsidiary Guarantors	Each of the following subsidiaries of CalGen: CalGen Expansion Company, LLC, Baytown Energy Center, LP, Calpine Baytown Energy Center GP, LLC, Calpine Baytown Energy Center LP, LLC, Baytown Power GP, LLC, Baytown Power, LP, Carville Energy LLC, Channel Energy Center, LP, Calpine Channel Energy Center GP, LLC, Calpine Channel Energy Center LP, LLC, Channel Power GP, LLC, Channel Power, LP, Columbia Energy LLC, Corpus Christi Cogeneration LP, Nueces Bay Energy LLC, Calpine Northbrook Southcoast Investors, LLC, Calpine Corpus Christi Energy GP, LLC, Calpine Corpus Christi Energy, LP, Decatur Energy Center, LLC, Delta Energy Center, LLC, CalGen Project Equipment Finance Company Two, LLC, Freestone Power Generation LP, Calpine Freestone, LLC, CPN Freestone, LLC, Calpine Freestone Energy GP, LLC, Calpine Freestone Energy, LP, Calpine Power Equipment LP, Los Medanos Energy Center, LLC, CalGen Project Equipment Finance Company One, LLC, Morgan Energy Center, LLC, Pastoria Energy Facility L.L.C., Calpine Pastoria Holdings, LLC, Calpine Oneta Power, L.P. , Calpine Oneta Power I, LLC, Calpine Oneta Power II, LLC, Zion Energy LLC, CalGen Project Equipment Finance Company Three LLC, CalGen Equipment Finance Holdings, LLC and CalGen Equipment Finance Company, LLC.

Term Loans	First Priority Secured Term Loans due 2009 and Second Priority Secured Term Loans due 2010 in the amounts of $600 million and $100 million, respectively

VIEs	Variable Interest Entities

Water Agreement	Raw Water Service Agreement, dated April 12, 2000 among Contra Costa Water District, Calpine Construction Finance Company, L.P. and Delta Energy Center, LLC

Working Capital Facility	Working Capital Facility Agreement, dated as of March 23, 2004, among CalGen, as borrower, CalGen Holdings, as lender, and, for the limited purpose set forth therein, Calpine, as guarantor, with respect to $750 million of unsecured subordinated revolving loans

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$215,642	$143,456
Restricted cash, current	56	55
Accounts receivable, net of allowance of $5,077 and $4,649	41,329	70,614
Accounts receivable — related party, net of allowance of $102,816 and $102,816	2,879	5,455
Notes receivable, current portion	414	436
Inventories	20,535	20,396
Current derivative assets	20,429	16,380
Deferred tax asset	5,560	5,055
Prepaid and other current assets	20,105	19,481

Total current assets	326,949	281,328

Property, plant and equipment, net	5,009,256	5,053,715
Notes receivable, net of current portion	18,870	18,977
Restricted cash, net of current portion	95	95
Deferred financing costs, net	36,617	40,043
Long-term derivative assets	––	8,178
Other assets	60,786	31,719

Total assets	$5,452,573	$5,434,055

LIABILITIES & MEMBER’S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$73,093	$101,105
Notes payable, current	158	171
Priority notes, term loans and other financings, current	2,508,800	2,437,982
Accrued interest payable	91,362	61,401
Other current liabilities	200	1,839

Total current liabilities	2,673,613	2,602,498

Notes payable, net of current portion	1,956	1,943
Deferred tax liability	78,805	73,130
Deferred revenue	9,430	8,770
Other liabilities	25,082	17,478

Total liabilities not subject to compromise	2,788,886	2,703,819

Liabilities subject to compromise	19,266	25,592
Commitments and contingencies (see Note 10)
Member’s equity	2,644,421	2,704,644

Total liabilities and member’s equity	$5,452,573	$5,434,055

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31, 2006	March 31, 2005
		(Restated)
	(In thousands)
Revenue:
Electricity and steam revenue — related party	$360,028	$345,326
Electricity and steam revenue — third party	124,343	108,359

Total electricity and steam revenue	484,371	453,685
Mark-to-market derivative activity, net	(4,129)	(7,285)
Sale of purchased power	—	4,680
Other revenue	2,790	1,200

Total revenue	483,032	452,280

Cost of revenue:
Plant operating expense	39,492	43,474
Fuel expense	378,836	334,555
Purchased power expense	8,824	4,418
Depreciation and amortization expense	41,153	40,643

Total cost of revenue	468,305	423,090

Gross profit	14,727	29,190
Sales, general and administrative expense	2,336	3,251
Other operating (income) expense	––	(1,500)

Income from operations	12,391	27,439

Interest expense — third party	68,907	50,749
Interest income	(2,274)	(789)
Other (income) expense, net	(53)	613

Loss before income tax expense (benefit)	(54,189)	(23,134)
Income tax expense (benefit)	5,287	(8,860)

Net loss	$(59,476)	$(14,274)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31, 2006	March 31, 2005
		(Restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(59,476)	$(14,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,153	40,643
Amortization of discount and deferred financing costs	3,426	2,982
Deferred income tax	5,170	(8,860)
Mark-to-market derivative activities, net	4,129	7,285
Loss on asset disposal	1,290	––
Change in operating assets and liabilities:
Accounts receivable	29,285	(3,664)
Accounts receivable — related party	3,536	31,054
Inventories	(139)	(34)
Prepaid and other current assets	(389)	(4,650)
Other assets	1,007	2,115
Accounts payable and accrued liabilities	5,341	(21,662)
Accrued interest payable	29,961	24,895
Other accrued liabilities	8,073	1,639

Net cash provided by operating activities	72,367	57,469

Cash flows from investing activities:
Increase in restricted cash	(1)	(176)
Payment of deferred transmission credit	(2,709)	(783)
Proceeds from deferred transmission credits	2,400	379
Purchases of property, plant and equipment	––	(31,168)
Receipts from notes receivable	129	––

Net cash used in investing activities	(181)	(31,748)

Net increase in cash and cash equivalents (1)	72,186	25,721
Cash and cash equivalents, beginning of period	143,456	64,538

Cash and cash equivalents, end of period	$215,642	$90,259

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$34,952	$22,236

Non cash investing and financing transactions:
Drawings under letters of credit under the revolving credit facility issued to vendors related to affiliate gas purchases	$40,818	$––
Drawings under letters of credit as a security deposit under the revolving credit facility to third party	$30,000	$––
Capital expenditures included in accounts payable	$––	$1,587
Disposition of property, plant and equipment through affiliate transfer	$961	$––
Record provision for retention payable	$489	$––

(1)	No cash was provided by or used in financing activities for the three months ended March 31, 2006 and 2005.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. Basis of Interim Presentation and Summary of Significant Accounting Policies
Basis of Interim Presentation
     Our accompanying unaudited interim Consolidated Condensed Financial Statements have been prepared by us pursuant to the rules and regulations of SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein (which were all of a normal, recurring nature, except as described in Note 3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these Consolidated Condensed Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2005, included in our 2005 Form 10-K. Certain prior period financial information has been restated as set forth in Note 3. The results for interim periods are not necessarily indicative of the results for the entire year.
     The accompanying Consolidated Condensed Financial Statements reflect all costs of doing business, including those incurred by Calpine on our behalf. CalGen’s Consolidated Condensed Financial Statements for all periods reflect an allocation of charges for Calpine’s common expenditures. Such charges have been made in accordance with SAB No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Costs that are clearly identifiable as being applicable to us have been allocated to us and are reimbursed to Calpine. The most significant costs included in this category include costs incurred during the construction phase of the facilities when salaries and other costs are charged directly to the related construction project. Costs of centralized departments that serve all business segments have been allocated, where such charges would be material, using relevant allocation measures, primarily the base labor of CalGen as a percentage of the consolidated base labor of Calpine. The most significant costs in this category include salary and benefits of certain employees, legal and other professional fees, information technology costs and facilities costs, including office rent. Calpine corporate costs that relate to other business segments of Calpine have not been allocated to us. Charges for Calpine’s common general and administrative expenses that have been allocated to us by Calpine have been recorded as contributions from our Parent.
Summary of Significant Accounting Policies
     Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives of the assets and related depreciation, salvage value assumptions, deferred income taxes, tax valuation allowance, fair value calculations of derivative instruments, capitalization of interest, allowance for doubtful accounts, impairment assessments, the outcome of pending litigation, the allocation of the Calpine’s shared expenditures and the ability of CalGen to recover the carrying value of the facilities.
     Restricted Cash — We are required to maintain cash balances that are restricted by terms and provisions governing our debt and regulatory provisions to which we or our subsidiaries are subject. These amounts are held by depository banks in order to comply with our contractual provisions and required reserves for environmental payments. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. The carrying value approximates fair value due to the short-term maturities of these balances. Such cash is excluded from cash and cash equivalents in the Consolidated Condensed Balance Sheet and Statement of Cash Flows.
     Provision (Benefit) for Income Taxes — We are a single member limited liability company that has been treated as a taxable entity for financial reporting purposes. Our results of operations are included in the consolidated tax return of Calpine. For all periods presented, we accounted for income taxes using the separate return method. For the three months ended March 31, 2006 and 2005, the effective tax rate was (9.8)% and 38.3%, respectively.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
As in the prior year, our history of operating losses precludes recognition of future benefit from the current period’s loss. Future income is only considered to the extent of the future reversal of taxable book-tax differences. The tax provision for the quarter, and total tax expense expected for the full year, arise from expected net increases in the deferred tax liability as a result of property differences between our financial statements and our tax return.
     During the fourth quarter of 2005, Calpine and many of its subsidiaries, including CalGen filed for Chapter 11 protection and recorded significant reorganization charges. Further, in accordance with Section 382 of the Internal Revenue Code, certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 filings. The Bankruptcy Court has entered an order that places certain limitations on trading of Calpine’s common stock or certain securities, including options, convertible into Calpine’s common stock during the pendency of the Chapter 11 cases. In addition, the Bankruptcy Court has entered an order, on an interim basis only, that establishes certain notice and sell-down procedures for trading in claims against the Debtors’ estates and has scheduled a hearing for February 7, 2007 to consider a final order with respect to the claims trading procedures in the first quarter of 2007. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation of indebtedness income that may be recognized as a result of the Chapter 11 restructuring.
     SFAS No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Primarily due to our inability to assume future profits and due to our reduced ability to implement tax-planning strategies to utilize our NOLs while in Chapter 11, we concluded that valuation allowances should be recorded on a portion of our deferred tax assets that were not offset by deferred tax liabilities.
Recent Accounting Pronouncements
SFAS No. 154
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not materially impact our consolidated results of operations, cash flows or financial position.
FASB Interpretation No. 48
     In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 addresses the recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.
SFAS No. 157
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.
SAB No. 108
     In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes a “dual approach” for quantifying the effects of financial statement errors which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. SAB No. 108 permits public companies to initially adopt its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded in the opening balance of retained earnings. Public companies must begin to apply the provisions of SAB No. 108 no later than annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect the application of the provisions of SAB No. 108 will have a material impact on our results of operations, cash flows, or financial condition.
2. Chapter 11 Cases and Going Concern
     Since the Petition Date, Calpine Corporation and 273 of its wholly owned subsidiaries in the U.S., including CalGen and its subsidiaries, have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases are being jointly administered for procedural purposes only by the Bankruptcy Court under the case captioned In re Calpine Corporation et al., Case No. 05-60200 (BRL). The Debtors, including the CalGen Debtors, are continuing to operate their business as debtors-in-possession and will continue to conduct business in the ordinary course under the protection of the Bankruptcy Court. Generally, while a plan or plans of reorganization or arrangement are developed, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the CalGen Debtors are stayed while the CalGen Debtors continue their business operations as debtors-in-possession.
     Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptances of a plan or plans of reorganization for a limited period of time. On April 11, 2006, the Bankruptcy Court granted Calpine’s application for an extension of the period during which the Debtors have the exclusive right to file a reorganization plan or plans from April 20, 2006, to December 31, 2006, and granted the Debtors the exclusive right until March 31, 2007, to solicit acceptances of such plan or plans. On December 6, 2006, the Bankruptcy Court approved a further extension of the period during which the Debtors have the exclusive right to file a plan or plans of reorganization to June 20, 2007, and the deadline by which the Debtors have the exclusive right to solicit acceptances to August 20, 2007. We intend to seek to extend these deadlines as needed and permitted under the Bankruptcy Code, however, there can be no assurance that the Bankruptcy Court will agree to further extend these periods. Moreover, the Bankruptcy Court has the power to terminate these periods prior to June 20, 2007 and August 20, 2007, respectively, and we can make no assurance that the Bankruptcy Court will not do so.
     We are largely dependent upon the plans and actions taken by Calpine, through its Chapter 11 restructuring, to develop, implement and approve a plan of reorganization that will strengthen and improve our financial health and permit us to emerge from Chapter 11. Four of our power plants are identified for possible sale by Calpine. They are the Carville, Columbia, Decatur and Goldendale facilities. CES, a wholly-owned subsidiary of Calpine and a Debtor, currently is our primary customer. CES purchases the majority of the electricity produced by our facilities, and supplies the majority of the natural gas needed to operate our facilities, under the Fixed Price and Index Based Agreements. Should CES reject the Fixed Price or Index Based Agreements, or both, in the Chapter 11 cases, it could have a material adverse impact on our ability to continue to operate as a going concern. If CES were to reject either or both of the agreements, we plan to continue to sell power to CES under another contract or identify other potential customers and enter into alternative arrangements. COSCI, which is a Debtor and a wholly-owned direct subsidiary of Calpine, acts as our primary operator for our plants under the Maintenance Agreement and the O&M Agreement. Should COSCI reject the Maintenance Agreement or the O&M Agreement, or both, we would seek similar operating agreements from COSCI or other providers. There is no assurance that we can negotiate other arrangements related to the above on acceptable terms.
     At this time, it is not possible to accurately predict the effects of the Chapter 11 reorganization process on the business of the CalGen Debtors or if and when some or all of the CalGen Debtors may emerge from Chapter 11. The prospects for our future

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
results depend on the timely and successful development, confirmation and implementation of a plan or plans of reorganization of the CalGen Debtors, which plan or plans may cover some or all of the other Debtors. There can be no assurance that a successful plan or plans of reorganization will be proposed by the CalGen Debtors, supported by the CalGen Debtors’ creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The ultimate recovery, if any, that creditors and equity security holders receive will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to the interests of each of the various creditor and equity, or other security holder constituencies, and it is possible that the equity interests in, or other securities issued by CalGen and the other CalGen Debtors, will be restructured in a manner that will substantially reduce or eliminate any remaining value of such equity interests or other securities or that certain creditors may ultimately receive little or no payment with respect to their claims. If claims of any of the CalGen Debtors’ creditors will not be compromised, it is possible that such creditors will not have the right to vote on any such plan or plans. Whether or not a plan or plans or reorganization are approved, it is possible that the assets of any one or more of the CalGen Debtors may be liquidated.
     As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with Calpine and our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.
     Significant Pending Matters and Recent Developments — On January 26, 2006, the Bankruptcy Court entered a final order approving Calpine’s DIP Facility and removing its previously imposed limitation on Calpine’s ability to borrow thereunder. See Note 5 for further information regarding the DIP Facility. In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed Calpine’s, as well as our own, business activities to continue to function. We have also sought and obtained Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, and maintain our insurance programs, which has allowed us to continue to operate the existing business in the ordinary course. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading in its common stock (and related securities) and, currently on an interim basis only, trading in its claims, which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time during which we have the exclusive right to file and seek approval of a plan of reorganization.
     The Bankruptcy Court had established August 1, 2006, as the bar date for filing proofs of claim against the CalGen Debtors’ estates. Under certain limited circumstances, some creditors may be permitted to file claims after the applicable bar dates. Differences between amounts recorded by the U.S. Debtors and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. The Debtors have begun the claims review process, and have filed claims objections (and expect that additional claims objections will be filed) with the Bankruptcy Court pursuant to which the Debtors seek to expunge, disallow or reclassify certain claims. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our financial statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot determine with certainty the magnitude of these potential claims at this time, but to the extent a potential claim is probable and estimable, we record our estimate of the allowed claim at the time of rejection or upon Bankruptcy Court approval, depending on the facts and circumstances. The most significant of these contract rejections that were pending or occurred during the three months ending March 31, 2006, or thereafter through the date of this filing includes the following:
•	On September 12, 2006, we filed with the Bankruptcy Court a notice of rejection of a transportation contract between Columbia Energy LLC, a CalGen Debtor, and South Carolina Pipeline Corporation. The contract, which is scheduled to expire on November 30, 2023, was for transportation capacity on an intrastate pipeline that exceeded the Columbia facility’s requirements. On September 25, 2006, South Carolina Pipeline Corporation filed certain objections to the rejection notice which were ultimately resolved by the parties, and, on October 25, 2006, the Bankruptcy Court entered the parties’ stipulation settling this matter. Under the stipulation, the effective date of rejection is October 25, 2006, and South Carolina Pipeline Corporation must file its claim for rejection damages by December 22, 2006.

•	On October 20, 2006, Columbia Energy LLC entered into a stipulation settling Southern Natural Gas Company’s administrative expense claim relating to a firm transportation natural gas pipeline contract between the parties. Under the stipulation, Columbia agreed to pay $2.4 million for actual post-petition utilization of the contract. Columbia ceased using the contract on June 24, 2006, and Southern Natural Gas Company has agreed to waive any right to seek payment of an administrative expense claim for the period after Columbia ceased using the contract. Southern Natural Gas Company has also agreed not to oppose any motion to reject the contract. The Bankruptcy Court approved the stipulation on November 8, 2006.
     In addition, we had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected. Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for us to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between CalGen Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006. The most significant of these matters that were pending or occurred during the three months ending March 31, 2006, or thereafter through the date of this filing includes the following:
•	On October 12, 2006, the Bankruptcy Court approved our motion to assume five agreements relating to operation of the Channel Energy Center, a 531-MW gas-fired combined cycle cogeneration plant located near Houston, Texas. The five agreements assumed are (i) the Amended and Restated Ground Lease and Easement Agreement, (ii) the Operating Lease Agreement, (iii) the Development, Construction, Operation and Maintenance Agreement, (iv) the Facility Services Agreement and (v) the Energy Services Agreement, all of which are between Channel Energy Center LP and Lyondell-CITGO Refining L.P.

•	On December 6, 2006, the Bankruptcy Court approved the Debtors’ motion to assume the facility site lease and energy services agreement underlying our Corpus Christi facility, a 437-MW gas-fired combined cycle cogeneration plant located near Corpus Christi, Texas, and approved a settlement agreement and amendments to the facility site lease and energy services agreement with CITGO Refining and Chemicals Company L.P., the counterparty to the facility site lease and energy services agreement, pursuant to which certain disputes under those agreements have been resolved.
     We are also required to obtain Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to Bankruptcy Court-approved auction procedures. The most significant of these matters that were pending or occurred during the three months ended March 31, 2006, or thereafter through the date of this filing includes the following:
•	On November 3, 2006, we entered into an asset purchase agreement with Puget Sound Energy to sell substantially all of the assets of the Goldendale Energy Center, a 271-MW natural gas fired combined cycle power plant located in Goldendale, Washington, for approximately $100 million. On December 6, 2006, the Bankruptcy Court approved an auction process in which qualifying bidders can make competing offers on the transaction. The sale hearing is currently scheduled for February 7, 2007, before the Bankruptcy Court. Closing of the transaction is subject to certain additional conditions including receipt of any required regulatory approvals.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
3. Restatement
     Our Consolidated Condensed Financial Statements for the three months ended March 31, 2005, have been restated in this Report to correct certain errors identified in connection with preparing our December 31, 2005, financial statements as described in our 2005 Form 10-K and below.
     Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing, consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities was understated by $21.3 million as of March 31, 2005 and net loss was overstated for income tax benefits not recognized in the amount of $8.9 million for the three months ended March 31, 2005. Accordingly, we restated our Consolidated Condensed Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2005, to correct this error.
     Fuel expense — We determined through our intercompany reconciliation procedures that we overpaid CES by $6.1 million for fuel expenses during the three months ended March 31, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we restated fuel expenses by recording a reduction of $6.1 million in fuel expense for the three months ended March 31, 2005.
     Deferred transmission credits — We determined that we incorrectly classified $0.8 million in payments made for point-to–point deferred transmission credits and $0.4 million in reimbursement payments received for point-to–point deferred transmission credits in our Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2005. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We restated our Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2005 to properly classify such amounts.
     Other operating (income) expense — In connection with the preparation of our 2005 Form 10-K, we determined that other out-of-period adjustments between the three months ended March 31, 2005 and the three months ended June 30, 2005, previously identified but deemed to be immaterial both individually and in the aggregate in prior periods, should be corrected and, accordingly, we restated herein our Consolidated Condensed Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2005 in the amount of $1.5 million to correct such errors.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     The following table reflects the originally reported and restated amounts for the three months ended March 31, 2005 (in thousands):

	Three Months Ended March 31, 2005
	As previously
	reported	Restated
Consolidated Condensed Statement of Operations
Fuel expense	$340,725	$334,555
Total cost of revenue	429,260	423,090
Gross profit	23,020	29,190
Other operating (income) expense	—	(1,500)
Income from operations	19,769	27,439
Income tax benefit	––	(8,860)
Net loss	$(30,804)	$(14,274)

Consolidated Condensed Statement of Cash Flows
Deferred income tax	$––	$(8,860)
Accounts receivable — related party	$37,224	$31,054
Other assets	$2,064	$2,115
Accounts payable and accrued liabilities	$(20,162)	$(21,662)
Cash provided by operating activities	$57,418	$57,469
Payments of deferred transmission credit	$––	$(783)
Proceeds from deferred transmission credit	$––	$379
Cash used in investing activities	$(31,697)	$(31,748)
4. Property, Plant and Equipment, Net
     As of March 31, 2006 and December 31, 2005, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	March 31,	December 31,
	2006	2005
Buildings, machinery and equipment	$5,561,405	$5,563,844
Less: Accumulated depreciation and amortization	(560,003)	(517,983)

	5,001,402	5,045,861
Land	7,854	7,854

Property, plant and equipment, net	$5,009,256	$5,053,715

     Total depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $41.2 million and $40.6 million, respectively.
     Impairment Evaluation — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors that could trigger an impairment include likelihood of sale at a loss, significant underperformance relative to historical or projected future operating results, significant changes in how we use the acquired assets in our overall business strategy and significant negative industry or economic trends.
     The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The significant assumptions used in the our undiscounted future cash flow

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
estimates include the future supply and demand relationships for electricity and natural gas and the expected pricing for those commodities as well as the resultant spark spreads in the various regions where we generate electricity. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss to the extent that the fair value was less than the book value.
     Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors related to our projects. Our review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge was recorded during the three months ended March 31, 2006 and 2005. Future events could cause us to conclude that additional impairment indicators exist and that additional long-lived assets might be impaired.
5. Debt
DIP Facility
     In connection with its Chapter 11 filings, Calpine, as a borrower, entered into the $2 billion DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. On January 26, 2006, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility, which will remain in place until the earlier of an effective plan of reorganization or December 20, 2007, is comprised of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points or base rate plus 125 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis points and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. The DIP Facility is secured by first priority liens on all of the unencumbered assets of the Debtors and junior liens on all of their encumbered assets. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility will be used, among other things, for working capital and other general corporate purposes.
     The DIP Facility was amended and restated on February 23, 2006, and further amended on May 3, 2006, and September 25, 2006, to, among other things, increase the portion of the revolving credit facility that may be used for letters of credit to $375 million from $300 million (to allow for $75 million to be issued on behalf of non-Debtor affiliates of Calpine) and to permit guarantees in connection with certain letters of credit.
     As of March 31, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and no letters of credit had been issued against the revolving facility. Subsequent to March 31, 2006, additional amounts have been drawn under the term loan facilities and amounts borrowed under the revolving facility have been repaid such that, as of September 30, 2006, there was $997.4 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $11.7 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees because each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.
Notes and Term Loans
The $2.4 billion of Notes and Term Loans were issued in connection with the 2004 Refinancing are in several tranches and, except for the 11.50% Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread as detailed below. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.50%.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

			Carrying Amount at
Face Amount	Description	Interest Rate	March 31, 2006
(In millions)			(In millions)
$235.0	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points(1)	$235.0
640.0	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points(2)	633.6
680.0	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	680.0
150.0	Third Priority Secured Notes Due 2011	11.50%	150.0
600.0	First Priority Secured Term Loans due 2009	LIBOR plus 375 basis points(1)	600.0
100.0	Second Priority Secured Term Loans due 2010	LIBOR plus 575 basis points(2)	99.0
	Revolving Credit Facility	Base (8%) plus 250 basis points, or LIBOR plus 350 basis points	111.2

$2,405.0			$2,508.8

(1)	The Company may also elect a Base Rate plus 275 basis points.

(2)	The Company may also elect a Base Rate plus 475 basis points.
     The stated interest rate of the First Priority Secured Term Loans and First Priority Secured Floating Rate Notes was 8.38% at March 31, 2006, and 8.04% at December 31, 2005. The stated interest rate of the Second Priority Secured Term Loans and Second Priority Secured Floating Rate Notes was 10.38% at March 31, 2006 and 10.04% at December 31, 2005. The stated interest rate of the Third Priority Secured Floating Rate Notes was 13.22% at each of March 31, 2006 and December 31, 2005. The stated interest rate of the Revolving Credit Facility was 10.25% at March 31, 2006 and 7.89% at December 31, 2005.
Other Financings
     In connection with the 2004 Refinancing, the Company entered into an agreement with a group of banks led by The Bank of Nova Scotia for the $200.0 million Revolving Credit Facility. This three-year facility is available for specified working capital purposes and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points, in each case as defined in the Revolving Credit Facility. At March 31, 2006 and December 31, 2005, $45.7 million and $158.3 million in letters of credit were issued and outstanding. These letters of credit were primarily issued to support fuel purchases and other operational activities. In addition, there was $111.2 and $40.8 million in outstanding borrowings under the Revolving Credit Facility at March 31, 2006 and December 31, 2005, respectively. Of the total borrowings outstanding at March 31, 2006 under the Revolving Credit Facility, $81.2 million were drawn on CalGen letters of credit by third parties to pay for pre-petition gas purchases made by CES. We have recorded a receivable from CES for the amounts drawn as they should be reimbursed by CES; however, these balances are included in our allowance for doubtful accounts. An additional $30.0 million in borrowings under the Revolving Credit Facility related to letters of credit was drawn on April 1, 2006 as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility were approximately $111.2 million at March 31, 2006, and, at September 30, 2006, were approximately $112.3 million.
     In connection with a Water Agreement entered into with Contra Costa Water District for raw water service through April 2015, the Delta and Los Medanos facilities issued a promissory note valued at $3.5 million for the service connection fee. Payments are due annually, on April 1 of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. Obligations under the note are split 70% Delta and 30% Los Medanos per the terms of the Water Agreement. At each of March 31, 2006 and December 31, 2005, the balance of the note was $2.1 million.
     On December 21, 2005, we filed for reorganization pursuant to Chapter 11 of the Bankruptcy Code as discussed in Note 2. In accordance with SOP 90-7, we continue to accrue and recognize interest expense on debt that is considered to be fully secured (i.e. the value of the underlying collateral is in excess of the principal amount of debt). Consequently, the Notes, the Term Loans and borrowings under the Revolving Credit Facility are not deemed to be subject to compromise.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Covenant Compliance
     Due to our Chapter 11 filings and the Company’s failure to comply with certain other financial covenants under the Notes, the Term Loans and the Revolving Credit Facility as a result of such filings, we are in default on most of our debt obligations (other than our obligations under the DIP Facility). Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 filings prevents any action from being taken against any of the CalGen Debtors with regard to any of the defaults under the pre-petition debt obligations. However, as a result of our Chapter 11 filing, our entire outstanding debt balance under the Notes, Term Loans and Revolving Credit Facility as of March 31, 2006 in the amount of $2.5 billion was classified as current liabilities.
     Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. As of September 30, 2006, we are in compliance with the DIP Facility covenants.
6. Liabilities Subject to Compromise
     Liabilities subject to compromise include unsecured liabilities incurred prior to the petition date and under-secured liabilities, including secured liabilities as to which there is uncertainty as to whether the value of the collateral securing such liabilities is less than, equals or exceeds such liabilities. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent our estimates of known or potential pre-petition claims that are likely to be resolved in connection with the Chapter 11 filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. There can be no assurance that the fair value of the assets of the CalGen Debtors will be found to exceed the fair value of their liabilities. This could result in claims being paid at less than 100% of their face value and our equity held by Calpine could be diluted or eliminated entirely.
     The amounts of liabilities subject to compromise at March 31, 2006 consisted of the following (in thousands):

Pre-petition accounts payable	$11,660
Accrued liabilities	7,606

Total liabilities subject to compromise	$19,266

7. Significant Customers
     In addition to third-party agreements, each of our facilities entered into the Index Based Agreement with CES. The Delta and Los Medanos facilities also entered into the Fixed Price Agreement with CES. Under these agreements, CES purchases substantially all of the output for each facility (subject to certain exceptions for direct sales to third parties) and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties). CES is a significant customer and our revenues from sales to CES were as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
CES	$360,028	$345,326
     CES prepares statements for the power CES purchases during the period net of the gas CES sells to the facilities during the period. CES provides substantially all of the fuel used by the facilities, including fuel consumed to produce power and related products for third parties. While usually in a net receivable position, we could be in a net payable or receivable position at the end of any given period, depending on the fuel consumption used to generate power sold to third-party customers during the applicable period.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Accounts receivable due from CES and other related parties at March 31, 2006 and December 31, 2005, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Receivables:
CES	$137,942	$136,220
Net receivable (payable) from affiliates under netting agreement	(33,248)	(28,449)

Net receivable from affiliates under netting agreement	104,694	107,771
Other affiliates	1,001	500
Less allowance for doubtful accounts	(102,816)	(102,816)

Net accounts receivable –– related party	$2,879	$5,455

8. Related Party Transactions
     Concurrently with the closing of the 2004 Refinancing on March 23, 2004, we entered into various agreements with Calpine affiliates. Under these agreements, the facilities sell power and purchase gas from CES, and other Calpine affiliates provide O&M, major maintenance and administrative services. The agreements between us and CES provide for the netting of payment obligations due and owing to each other, and the related party balances among and between Calpine and its affiliates are netted for presentation purposes in our Consolidated Condensed Financial Statements.
     From time to time, we may buy or sell parts, supplies or other inventory items, such as replacement turbine parts, from or to a Calpine affiliate. The parts are transferred at historical cost basis for accounting purposes and settled through cash payments at fair value as required under the Notes and Term Loans. Any differences between the historical cost basis and fair value are recorded as contributions (distributions) of equity.
     CalGen is a party to a number of transactions involving intrastate natural gas pipelines in Texas whereby CalGen purchases gas from a third-party, sells the gas to CES at the same price, and then repurchases the gas from CES at the contract price.
     Since we terminated certain LTSAs in June 2005, services previously provided under those agreements are now performed by COSCI, a Calpine affiliate, under the Maintenance Agreement.
     The net related-party balances as of March 31, 2006 and December 31, 2005, are reflected in the accompanying Consolidated Condensed Balance Sheets and the related-party transactions for the three months and twelve months ended March 31, 2006 and December 31, 2005, are reflected in the accompanying Consolidated Condensed Statements of Operations.
9. Derivative Instruments
     To manage forward exposure to price fluctuations, we entered into a three-year Index Hedge with MSCG. The Index Hedge provides for semi-annual payments to us if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to the Company under the Index Hedge for the three months ended March 31, 2006 and 2005. We paid $45.0 million for the Index Hedge at the time of the closing of the 2004 Refinancing. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on our internally developed models. We recorded the valuation difference as a component of derivative assets. In accordance with EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the Index Hedge. The amount amortized (realized expense) for the three months ended March 31, 2006 was $3.4 million. The Index Hedge qualifies as a derivative under SFAS No. 133 but does not meet hedge accounting requirements and, therefore, changes in the value are recognized in the Consolidated Condensed Statement of Operations as an

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
unrealized gain or loss. There was an unrealized loss from such changes in value of $0.7 million for the three months ended March 31, 2006.
The table below reflects the amounts that are recorded as assets and liabilities at March 31, 2006, for the Company’s derivative instruments (in thousands):

March 31, 2006
Current derivative assets	$20,429
Long-term derivative assets	––

Total derivative assets	$20,429

     The table below reflects the impact of CalGen’s derivative instruments on its pre-tax earnings from mark-to-market activity of derivatives for the three-month periods ended March 31, 2006 and 2005 respectively (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Unrealized mark-to-market loss	$(728)	$(1,674)
Realized mark-to-market loss	(3,401)	(5,611)

Total mark-to-market derivative activities, net	$(4,129)	$(7,285)

10. Commitments and Contingencies
Commitments
     In addition to the Notes, Term Loans and other financings, we have LTSAs, various operating leases, O&M agreements, and other commitments. Operating leases primarily consist of land leases for certain of the facilities’ sites.
     The LTSAs provide for parts and services related to the performance of scheduled maintenance on combustion turbines at the facilities. The terms of the agreements generally cover the period from commercial operation of the project through the twelfth scheduled outage for each combustion turbine. In some agreements, the term is the earlier of sixteen years or twelve scheduled outages. Maintenance schedules and payment schedules under the LTSAs are based on estimates of when maintenance will occur on the various turbines based on the number of hours the turbines operate. The actual timing of maintenance may vary based on actual operating hours and starts versus estimated hours and starts due to operational and performance considerations. LTSAs are in place at the Baytown, Channel, Decatur, Delta and Morgan plants.
Guarantees
     In connection with its Chapter 11 filings, Calpine entered into the $2 billion DIP Facility, which was amended and restated as of February 23, 2006. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization or December 20, 2007. As of March 31, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and no letters of credit had been issued against the revolving facility. Subsequent to March 31, 2006, additional amounts have been drawn under the term loan facilities and amounts borrowed under the revolving facility have been repaid such that, as of September 30, 2006, there was $997.4 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $11.7 million of letters of credit had been issued against the revolving facility. We do not record a liability related to the guarantees because each is a subsidiary’s guarantee of the debt owed to a third party by its parent.
Litigation
     As discussed above, the CalGen Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed and, subject to certain exceptions, absent further order of the

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Bankruptcy Court no party may take any action to recover on pre-petition claims against the CalGen Debtors. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the Chapter 11 cases and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business or outstanding legal proceedings.
     We are party to various litigation matters arising out of the normal course of business. In the case of all known contingencies, we accrue a liability when the loss is probable and the amount is reasonably estimable. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and may potentially be material to our financial position, results of operations or cash flows in the period settled. As we learn new facts concerning contingencies, we reassess our position with respect to accrued liabilities and other potential exposures. At present, we do not expect that the outcome of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
     Estate of Jones, et al. v. Calpine. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of NESCO. The agreement provided, among other things, that upon “Substantial Completion” of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Thereafter, Calpine filed a motion to recover attorneys’ fees from NESCO, which was granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates (which has been remitted) to ensure payment of the fees. Plaintiffs appealed. Both parties filed briefs with the appellate court and oral argument was heard on October 17, 2005. The matter was automatically stayed on December 20, 2005. In January, plaintiffs’ filed a motion for relief from stay. On February 21, 2006, the Bankruptcy Court approved the parties’ stipulation lifting the stay for the limited purpose of allowing the appellate court to issue its decision. On March 22, 2006, the appellate court reversed the lower court’s decision and remanded the case to the trial court. The automatic stay prevents further action until lifted.
     Solutia Bankruptcy. Solutia (Decatur’s steam host) and certain of its subsidiaries filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia rejected certain cogeneration agreements relating to the sale of steam and supply of electricity and entered into a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet. The bankruptcy court overseeing Solutia’s bankruptcy cases approved this agreement on June 30, 2004. On November 19, 2004, Decatur and its affiliates filed proofs of claim with the bankruptcy court in Solutia’s bankruptcy cases totaling approximately $383 million. Solutia has formally objected to Decatur’s and its affiliate’s claims. At a hearing on October 19, 2005, the bankruptcy judge overseeing Solutia’s bankruptcy cases ordered the parties to resolve the damage claims by arbitration in accordance with the dispute resolution provisions of the rejected contracts. A panel of three arbitrators has been selected pursuant to applicable arbitration rules. This panel will determine the value of the claims submitted by Decatur and its affiliate. The panel has scheduled the arbitration hearing for August 2007. If the panel enters an award in favor of Decatur and its affiliate, they will not be entitled to immediate payment in cash. Rather, the award will entitle Decatur and its affiliate to an allowed unsecured claim in Solutia’s bankruptcy cases which will be paid on the same terms and conditions as allowed claims of other unsecured creditors of Solutia. Accordingly, it is possible that Decatur and its affiliate will be entitled only to a partial payment of any award, and that such payment will be made in compensation other than cash. It is also possible that Solutia will make no distributions to unsecured creditors and that Decatur and its affiliate will receive nothing on account of their claim.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Panda Energy International, Inc., et al. v. Calpine, et al. On November 5, 2003, Panda filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, which Calpine acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta Energy Center and that the defendants’ actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including related interest) is currently outstanding. Calpine has filed a counterclaim against Panda based on a guaranty. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to vigorously defend it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but has not proceeded as the action has been stayed due to the Chapter 11 filings. There has been no activity since the Petition Date.
     Delta RMR Proceeding. Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR contract with the CAISO originally entered into in 2003. When the Delta RMR contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR contract. Under the terms of this settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR contract until a similar RMR proceeding involving Mirant Corp. was resolved by FERC. Under the terms of the settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the Delta RMR Settlement was entered into, Delta and CAISO have entered into RMR contracts for the years 2003, 2004 and 2005 pursuant to the terms of the settlement.
     On June 3, 2005, FERC issued a final order in the Mirant Corp. RMR proceeding, resolving that proceeding and triggering the reopening of the settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003 through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain intervening parties, Delta has begun to direct into an escrow account the difference between the previously-filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. On or about October 12, 2006, Delta, and certain other Calpine entities executed a Settlement and Release of Claims Agreement with the CAISO, California Electricity Oversight Board and PG&E resolving the claims under the Delta RMR Proceeding. The Settlement and Release of Claims Agreement was filed on October 19, 2006 at the FERC. In addition to being subject to FERC approval, the effectiveness of the Settlement and Release of Claims Agreement is contingent upon the satisfaction of certain conditions precedent set forth in other agreements entered into between certain Calpine entities and PG&E. As the parties have agreed that Delta’s 2006 rates shall be the same as the 2005 rates, upon effectiveness of the Settlement and Release of Claims Agreement, Delta shall release to the CAISO amounts held in the escrow account. The Settlement and Release of Claims is part of a larger settlement involving the resolution of a number of RMR-related claims for which PG&E and the CAISO had filed proofs of claim in the Chapter 11 cases against the Debtors amounting to more than $330 million. Pursuant to the Settlement and Release of Claims Agreement, such claims are required to be withdrawn by PG&E and CAISO within five business days after the Settlement and Release of Claims is approved by FERC and, to the extent necessary, the Bankruptcy Court and the California Public Utilities Commission. On November 15, the Bankruptcy Court granted the Debtor’s motion for approval of the release of the claims pursuant to the Settlement and Releases of Claims Agreement.
     See Note 2 for a description of our Chapter 11 cases.
     In addition, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
11. Guarantor Subsidiaries –– Supplemental Consolidating Financial Statements
     The Notes and Term Loans issued in connection with the 2004 Refinancing were secured by substantially all of our assets and the assets of the Subsidiary Guarantors. In addition, CalGen Holdings’ membership interest in CalGen and CalGen’s membership interest in CalGen Expansion Company, LLC are pledged as collateral. CalGen Expansion Company, LLC owns, through its direct and indirect wholly-owned subsidiaries, 100% of the interests in CalGen’s facilities, including Goldendale. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes and Term Loans as discussed in Note 5, are fully and unconditionally guaranteed on a joint and several basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the applicable guarantor.
     Pursuant to Rule 3-10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors and our subsidiaries other than the Subsidiary Guarantors. Consolidating Condensed Balance Sheets as of March 31, 2006 and December 31, 2005, Consolidating Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2006 and 2005, are presented below.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2006
(Unaudited)
(In thousands)

		Subsidiary	Other	Consolidating	CalGen
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$215,605	$34	$3	$––	$215,642
Restricted cash, current	––	1	55	––	56
Accounts receivable, net of allowance of $5,077	2,043	39,027	259	––	41,329
Accounts receivable — related party, net of allowance $102,816	(271,338)	303,369	(32,636)	3,484	2,879
Notes receivable, current	––	414	––	––	414
Inventories	––	19,467	1,068	––	20,535
Current derivative assets	20,429	––	––	––	20,429
Deferred tax asset	—	5,560	––	––	5,560
Prepaid and other current assets	827	18,694	584	––	20,105

Total current assets	(32,434)	386,566	(30,667)	3,484	326,949

Property, plant and equipment, net	––	4,918,917	90,339	––	5,009,256
Investment in affiliates	2,648,907	––	––	(2,648,907)	––
Notes receivable, net of current portion	––	18,870	––	––	18,870
Notes receivable, affiliates	2,563,545	––	––	(2,563,545)	––
Restricted cash, net of current portion	––	––	95	––	95
Deferred financing costs, net	36,617	34,936	1,681	(36,617)	36,617
Other assets	30,000	35,866	90	(5,170)	60,786

Total assets	$5,246,635	$5,395,155	$61,538	$(5,250,755)	$5,452,573

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable	$1,811	$69,554	$1,728	$––	$73,093
Notes payable, current	––	158	––	––	158
Priority notes, term loans and other financings, current	2,508,800	2,394,835	113,965	(2,508,800)	2,508,800
Accrued interest payable	91,362	87,174	4,188	(91,362)	91,362
Other current liabilities	––	195	5	––	200

Total current liabilities	2,601,973	2,551,916	119,886	(2,600,162)	2,673,613

Notes payable, net of current portion	––	1,956	––	––	1,956
Deferred tax liability	241	74,542	5,708	(1,686)	78,805
Deferred revenue	––	9,430	––	––	9,430
Other liabilities	––	25,082	––	––	25,082

Total liabilities not subject to compromise	2,602,214	2,662,926	125,594	(2,601,848)	2,788,886

Liabilities subject to compromise	––	18,651	615	––	19,266
Commitments and contingencies					––
Member’s equity (deficit)	2,644,421	2,713,578	(64,671)	(2,648,907)	2,644,421

Total liabilities and member’s equity	$5,246,635	$5,395,155	$61,538	$(5,250,755)	$5,452,573

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2005
(Unaudited)
(In thousands)

		Subsidiary	Other	Consolidating	CalGen
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$143,427	$26	$3	$––	$143,456
Restricted cash, current	––	––	55	––	55
Accounts receivable, net of allowance of $4,649	––	70,480	134	––	70,614
Accounts receivable — related party, net of allowance $102,816	(2,479)	214,403	321	(206,790)	5,455
Notes receivable, current	––	436	––	––	436
Inventories	––	19,329	1,067	––	20,396
Current derivative assets	16,380	––	––	––	16,380
Deferred tax asset	––	5,055	––	––	5,055
Prepaid and other current assets	497	18,768	216	––	19,481

Total current assets	157,825	328,497	1,796	(206,790)	281,328

Property, plant and equipment, net	––	4,962,724	90,991	––	5,053,715
Investment in affiliates	2,725,161	––	––	(2,725,161)	––
Notes receivable, net of current portion	––	18,977	––	––	18,977
Notes receivable, affiliate	2,459,340	––	––	(2,459,340)	––
Restricted cash, net of current portion	––	––	95	––	95
Deferred financing costs, net	40,043	38,205	1,838	(40,043)	40,043
Long-term derivative assets	8,178	––	––	––	8,178
Other assets	1,686	31,719	––	(1,686)	31,719

Total assets	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable	$188,206	$67,037	$52,652	$(206,790)	$101,105
Notes payable, current	––	171	––	––	171
Priority notes, term loans and other financings, current	2,437,982	2,327,872	110,110	(2,437,982)	2,437,982
Accrued interest payable	61,401	58,586	2,815	(61,401)	61,401
Other current liabilities	––	1,695	144	––	1,839

Total current liabilities	2,687,589	2,455,361	165,721	(2,706,173)	2,602,498

Notes payable, net of current portion	––	1,943	––	––	1,943
Deferred tax liability	––	69,577	5,239	(1,686)	73,130
Deferred revenue	––	8,770	––	––	8,770
Other liabilities	––	17,478	––	––	17,478

Total liabilities not subject to compromise	2,687,589	2,553,129	170,960	(2,707,859)	2,703,819

Liabilities subject to compromise	––	24,977	615	––	25,592
Commitments and contingencies
Member’s equity (deficit)	2,704,644	2,802,016	(76,855)	(2,725,161)	2,704,644

Total liabilities and member’s equity	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2006
(Unaudited)
(In thousands)

		Subsidiary	Other	Consolidating	CalGen
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Electricity and steam revenue — related party	$––	$352,048	$7,980	$––	$360,028
Electricity and steam revenue — third-party	––	124,218	125	––	124,343

Total electricity and steam revenue	––	476,266	8,105	––	484,371
Mark-to-market derivative activity, net	(4,129)	––	––	––	(4,129)
Other revenue	––	2,790	––	––	2,790

Total revenue	(4,129)	479,056	8,105	––	483,032

Cost of revenue:
Plant operating expense	––	36,497	2,995	––	39,492
Fuel expense	––	372,746	6,090	––	378,836
Purchased power	––	8,824	––	––	8,824
Depreciation and amortization expense	––	40,502	651	––	41,153

Total cost of revenue	––	458,569	9,736	––	468,305

Gross profit (loss)	(4,129)	20,487	(1,631)	––	14,727
Sales, general and administrative expense	465	1,808	63	––	2,336

Income (loss) from operations	(4,594)	18,679	(1,694)	––	12,391

Interest expense — third party	68,907	65,778	3,129	(68,907)	68,907
Interest income	(70,353)	(828)	––	68,907	(2,274)
Equity loss in subsidiary	56,706	––	––	(56,706)	––
Other (income) expense, net	(619)	481	85	––	(53)

Loss before income taxes	(59,235)	(46,752)	(4,908)	56,706	(54,189)
Income taxes	241	4,577	469	––	5,287

Net loss	$(59,476)	$(51,329)	$(5,377)	$56,706	$(59,476)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2005
(Unaudited)
(Restated, in thousands)

		Subsidiary	Other	Consolidating	CalGen
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Electricity and steam revenue — related party	$––	$329,878	$15,448	$––	$345,326
Electricity and steam revenue — third-party	––	108,359	––	––	108,359

Total electricity and steam revenue	––	438,237	15,448	––	453,685
Mark-to-market derivative activity, net	(7,285)	––	––	––	(7,285)
Sale of purchased power	––	4,680	––	––	4,680
Other revenue	––	1,200	––	––	1,200

Total revenue	(7,285)	444,117	15,448	––	452,280

Cost of revenue:
Plant operating expense	––	39,708	3,766	––	43,474
Fuel expense	––	323,048	11,507	––	334,555
Purchased power	––	4,418	––	––	4,418
Depreciation and amortization expense	––	38,842	1,801	––	40,643

Total cost of revenue	––	406,016	17,074	––	423,090

Gross profit (loss)	(7,285)	38,101	(1,626)	––	29,190
Sales, general and administrative expense	185	2,898	168	––	3,251
Other	––	(1,500)	––	––	(1,500)

Income (loss) from operations	(7,470)	36,703	(1,794)	––	27,439

Interest expense — third party	50,749	48,215	2,534	(50,749)	50,749
Interest income	(51,058)	(480)	––	50,749	(789)
Equity loss in subsidiary	9,903	––	––	(9,903)	––
Other (income) expense, net	(77)	600	90	––	613

Loss before income taxes	(16,987)	(11,632)	(4,418)	9,903	(23,134)
Income taxes	(2,713)	(4,455)	(1,692)	––	(8,860)

Net loss	$(14,274)	$(7,177)	$(2,726)	$9,903	$(14,274)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
For the three months ended March 31, 2006
(Unaudited)
(In thousands)

		Subsidiary	Other	Consolidating	CalGen
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(59,476)	$(51,329)	$(5,377)	$56,706	$(59,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	––	40,502	651	––	41,153
Amortization of discount and deferred financing costs	3,426	3,269	157	(3,426)	3,426
Deferred income tax	241	4,460	469	––	5,170
Mark-to-market derivative activities, net	4,129	––	––	––	4,129
Loss on asset disposal	––	1,290	––	––	1,290
Equity loss in subsidiary	(56,706)	––	––	56,706	––
Change in operating assets and liabilities:
Accounts receivable	(2,043)	31,453	(125)	––	29,285
Accounts receivable — related party	296,867	(124,368)	50,518	(219,481)	3,536
Inventories	––	(138)	(1)	––	(139)
Prepaid and other current assets	(330)	309	(368)	––	(389)
Other assets	1,686	(4,073)	(90)	3,484	1,007
Accounts payable and accrued liabilities	(145,577)	62,153	(47,207)	135,972	5,341
Accrued interest payable	29,961	28,588	1,373	(29,961)	29,961
Other accrued liabilities	––	8,073	––	––	8,073

Net cash provided by operating activities	72,178	189	—	—	72,367

Cash flows from investing activities:
Increase in restricted cash	––	(1)	––	––	(1)
Payment of deferred transmission credit	––	(2,709)	––	––	(2,709)
Proceeds from deferred transmission credits	––	2,400	––	––	2,400
Receipts from notes receivable	––	129	––	––	129

Net cash used in investing activities	––	(181)	––	––	(181)

Net increase in cash and cash equivalents(1)	72,178	8	––	––	72,186
Cash and cash equivalents, beginning of period	143,427	26	3	––	143,456

Cash and cash equivalents, end of period	$215,605	$34	$3	$––	$215,642

(1)	No cash was provided by or used in financing activities for the three months ended March 31, 2006.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005
(Unaudited)
(Restated, in thousands)

		Subsidiary	Other	Consolidating	CalGen
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(14,274)	$(7,177)	$(2,726)	$9,903	$(14,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	––	38,842	1,801	––	40,643
Amortization of discount and deferred financing costs	3,244	2,833	149	(3,244)	2,982
Deferred income tax	(2,713)	(4,455)	(1,692)	––	(8,860)
Mark-to-market derivative activities, net	7,285	––	––	––	7,285
Equity loss in subsidiary	9,903	––	––	(9,903)	––
Change in operating assets and liabilities:
Accounts receivable	(122)	(3,518)	(24)	––	(3,664)
Accounts receivable — related party	26,058	2,590	2,406	––	31,054
Inventories	––	(6)	(28)	––	(34)
Prepaid and other current assets	(509)	(3,564)	(577)	––	(4,650)
Other assets	(28,181)	2,115	––	28,181	2,115
Accounts payable and accrued liabilities	89	(21,411)	(340)	––	(21,662)
Accrued interest payable	24,895	23,754	1,141	(24,895)	24,895
Other accrued liabilities	––	1,615	24	––	1,639

Net cash provided by operating activities	25,675	31,618	134	42	57,469

Cash flows from investing activities:
Increase in restricted cash	––	––	(176)	––	(176)
Payment of deferred transmission credit	––	(783)	––	––	(783)
Proceeds from deferred transmission credits	––	379	––	––	379
Sale (purchases) of property, plant and equipment	42	(31,211)	43	(42)	(31,168)

Net cash provided by (used in) investing activities	42	(31,615)	(133)	(42)	(31,748)

Net increase in cash and cash equivalents(1)	25,717	3	1	––	25,721
Cash and cash equivalents, beginning of period	64,510	28	––	––	64,538

Cash and cash equivalents, end of period	$90,227	$31	$1	$––	$90,259

(1)	No cash was provided by or used in financing activities for the three months ended March 31, 2005.

          Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the risks and uncertainties associated with our Chapter 11 cases, including impact on operations; (ii) risks relating to the Chapter 11 filings by Calpine and certain of its affiliates including CES, COSCI and CASCI, which risks include: risks related to the ability of Calpine and its affiliates to continue to perform under the various affiliate agreements, including the Fixed Price and Index Based Agreements, and their ability to attract, retain and motivate key employees who provide services to us; (iii) our and their ability to successfully implement new strategies; (iv) our ability to successfully reorganize and emerge from Chapter 11; (v) our ability to attract and retain customers and counterparties; (vi) our ability to implement our business plan; (vii) financial results that may be volatile and may not reflect historical trends; (viii) our ability to manage liquidity needs and comply with financing obligations; (ix) the direct or indirect effects on our business of our and our affiliates’ (including Calpine’s) impaired credit; (x) potential volatility in earnings and requirements for cash collateral associated with the use of commodity contracts; (xi) price and supply of natural gas; (xii) risks associated with the operation of power plants including unscheduled outages of operating plants; (xiii) quarterly and seasonal fluctuations of our results; (xiv) competition; (xv) risks associated with marketing and selling power from plants in the evolving energy markets; (xvi) present and possible future claims, litigation and enforcement actions; (xvii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; (xviii) restrictions imposed by the instruments governing our debt, and (xix) other risks identified in this report and the other reports that we file with the SEC, including, without limitation our 2005 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.
     We file annual, quarterly and periodic reports and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings, including the exhibits thereto, are accessible through the Internet at that website.
     Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us care of: Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention: Corporate Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.
Overview
     We are a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine. We are engaged, through our subsidiaries, in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Our aggregate combined estimated peak capacity represents approximately 37.1% of Calpine’s 26,459 MW of aggregate estimated peak capacity in operation at March 31, 2006. Thirteen of our facilities are natural gas-fired combined cycle facilities, and the fourteenth, our Zion facility, is a natural gas-fired simple cycle facility. As of March 31, 2006, all 14 of our facilities were operating.
     Our revenues are generated from the sale of electrical capacity and energy together with a by-product, steam, through a series of agreements with third parties and through the Fixed Price and Index Based Agreements with CES, which were entered into in connection with our refinancing on March 23, 2004. Under the Fixed Price and Index Based Agreements, CES purchases a portion of our energy at a fixed price and all of our remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices.

     Currently, we continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Accordingly, a substantial amount of the resources available to us are being devoted to our Chapter 11 restructuring in conjunction with the Chapter 11 restructuring of the other Debtors, which includes developing a plan of reorganization and a new business plan, as well as resolving claims disputes, addressing various contingencies and determining enterprise value and capital structure. In addition to financial restructuring activities, we are preparing to operate after our emergence from Chapter 11.
     We are largely dependent upon the plans and actions taken by Calpine, through its Chapter 11 restructuring to develop, implement and approve a plan of reorganization that will strengthen and improve our financial health and permit us to emerge from Chapter 11. Four of our power plants are identified for possible sale by Calpine. They are the Carville, Columbia, Decatur and Goldendale facilities. CES currently is our primary customer and primary fuel supplier. CES purchases the majority of the electricity produced by our facilities, and supplies the majority of all of the natural gas needed to operate our facilities, under the Fixed Price and Index Based Agreements. Should CES reject the Fixed Price or Index Based Agreements, or both, in the Chapter 11 cases, it could have a material adverse impact on our ability to continue to operate as a going concern. If CES were to reject either or both of the agreements, we plan to continue to sell power to CES under another contract or identify other potential customers and enter into alternative arrangements. COSCI, which is a Debtor and a wholly-owned direct subsidiary of Calpine, acts as our primary operator for our plants under the Maintenance Agreement and the O&M Agreement. Should COSCI reject the Maintenance Agreement or the O&M Agreement, or both, we would seek similar operating agreements from COSCI or other providers. There is no assurance that we can negotiate other arrangements related to the above on acceptable terms.
     The Bankruptcy Court had established August 1, 2006, as the bar date for filing proofs of claim against the CalGen Debtors’ estates. Under certain limited circumstances, some creditors may be permitted to file claims after the applicable bar dates. Differences between amounts recorded by the Debtors and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. The Debtors have begun the claims review process, and have filed claims objections (and expect that additional claims objections will be filed) with the Bankruptcy Court pursuant to which the Debtors seek to expunge, disallow or reclassify certain claims. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our financial statements as appropriate. Any such adjustments could be material to our consolidated financial position, results of operations and cash flows in any given period.
     In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility (discussed below under “— Liquidity and Capital Resources,” which has allowed Calpine’s, as well as our own, business activities to continue to function. We have also sought and obtained Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, and maintain our insurance programs, which has allowed us to continue to operate the existing business in the ordinary course of business. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading in its common stock (and related securities) and, currently on an interim basis only, trading in its claims, which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time during which we have the exclusive right to file and seek approval of a plan or plans of reorganization.
     See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information regarding our Chapter 11 cases.
     All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement discussed below and in Note 3 of the Consolidated Condensed Financial Statements. See “— Liquidity and Capital Resources” below for discussion of the financial challenges facing CalGen.
Restatement
     Our Consolidated Condensed Financial Statements for the three months ended March 31, 2005 have been restated in this Report to correct certain errors identified in connection with preparing our December 31, 2005 financial statements as described in our 2005 Form 10-K and below.
     Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity invested in us by Calpine at the time of the refinancing (the “2004 Refinancing”), consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities was understated by $21.3 million as of March 31, 2005 and net loss was overstated for income tax benefits not recognized in the amount of $8.9 million for the three months ended March 31, 2005. Accordingly, we restated our Consolidated Condensed Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2005 to correct this error.
     Fuel expense — We determined through our intercompany reconciliation procedures that we overpaid our affiliate CES by $6.1 million for fuel expenses during the three months ended March 31, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we restated fuel expenses by recording a reduction of $6.1 million in fuel expense for the three months ended March 31, 2005.
     Deferred transmission credits — We determined that we incorrectly classified $0.8 million in payments made for point-to–point deferred transmission credits and $0.4 million reimbursement payments received for point-to–point deferred transmission credits in the statement of cash flows for the three months ended March 31, 2005. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We restated our Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2005 to properly classify such amounts.
     Other operating (income) expense — In connection with the preparation of our 2005 Form 10-K, we determined that other out-of-period adjustments between the three months ended March 31, 2005 and the three months ended June 30, 2005, previously identified but deemed to be immaterial both individually and in the aggregate in prior periods, should be corrected and, accordingly, we restated herein our Consolidated Condensed Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2005 in the amount of $1.5 million to correct such errors.
Results of Operations
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for percentages).

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
		(Restated)
Revenue:
Electricity and steam revenue — related party	$360.0	$345.3	$14.7	4.3%
Electricity and steam revenue — third party	124.3	108.4	15.9	14.7%
Mark-to-market derivative activity, net	(4.1)	(7.3)	3.2	43.8%
Sale of purchased power	—	4.7	(4.7)	(100.0)%
Other revenue	2.8	1.2	1.6	133.3%

Total revenue	483.0	452.3	30.7	6.8%

Cost of revenue:
Plant operating expense	39.5	43.5	4.0	9.2%
Fuel expense	378.8	334.6	(44.2)	(13.2)%
Purchased power	8.8	4.4	(4.4)	(100.0)%
Depreciation and amortization expense	41.2	40.6	(0.6)	(1.5)%

Total cost of revenue	468.3	423.1	(45.2)	(10.7)%

Gross profit	14.7	29.2	(14.5)	(49.7)%

Sales, general and administrative expense	2.3	3.3	1.0	30.3%
Other	––	(1.5)	(1.5)	(100.0)%

Income from operations	12.4	27.4	(15.0)	(54.7)%

Interest expense –– third-party	68.9	50.7	(18.2)	(35.9)%
Interest income	(2.3)	(0.8)	1.5	187.5%
Other (income) expense, net	(0.1)	0.6	0.7	116.7%

Loss before income tax expense (benefit)	(54.1)	(23.1)	(31.0)	(134.2)%
Income tax expense (benefit)	5.3	(8.8)	(14.1)	(160.2)%

Net loss	$(59.4)	$(14.3)	$(45.1)	(315.4)%

     Electricity and steam revenue increased as we completed construction and brought into operation the Pastoria facility in May 2005. New revenue generated at our Pastoria facility contributed $61.7 million of the total increase. Increased generation primarily at the Morgan and Decatur facilities also contributed $34.8 million to the increases of electricity and steam revenue. These increases were partially offset by $45.6 million of revenue decrease primarily at Freestone, Baytown, Columbia and Goldendale facilities as a result of reduced generation.
     The overall increase in revenue was due primarily to an increase in average electric price realized which was partially offset by a decrease in generation. While average MW in operation of our consolidated plants increased by 8.3% to 9,815 MW, actual generation decreased by 8.3% to 6,039 MWh. The decrease in actual generation was caused by strong hydroelectric production in the Northwest and mild weather in general in most of our markets as well as planned outages during the period at some of our facilities and an unscheduled maintenance outage that occurred at our Baytown facility. As a result, our average baseload capacity factor dropped to 30.1% in the first quarter of 2006 from 35.6% in the same period of 2005. Average all-in realized electricity price increased by 14.6% to $79.02/MWh in 2006 from $68.95/MWh in 2005, primarily because of higher index prices, which are used in calculating payments due to us from CES under the Index Based Agreement.
     Plant operating expense decreased as a result of $4.1 million in business interruption insurance proceeds received in the first quarter of 2006 related to outages that occurred during 2003 and 2004 at our Freestone, Channel and Corpus Christi facilities.
     Fuel expense increased in the first quarter of 2006 primarily due to the Pastoria facility which achieved commercial operation in May 2005, contributing $50.6 million of the total increase in fuel expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Also contributing to the increase was a 18.1% increase in average gas prices, the effect of which was partially reduced by a decrease in generation.
     Purchased power expense increased as we purchased more replacement power to meet contract sales requirements primarily due to an increase in the number of outage days at our Channel and Baytown facilities during the first quarter of 2006.
     Sales, general and administrative expense, which includes an allocation from Calpine, decreased in the first quarter of 2006 due to an overall decrease in SGA costs incurred by Calpine.
     Interest expense — third-party increased partially due to increases in interest paid on the Notes, Term Loans and Revolving Credit Facility, which predominantly carry floating interest rates. Our weighted average interest rate increased to 10.45% from 8.62% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Additionally, $9.3 million of the increase is due to Pastoria’s commencement of commercial operations in May 2005, at which time capitalization of interest expense at that facility ceased.
     Interest income increased primarily due to the increase of average cash balances and interest rates thereon in the first quarter of 2006.
     The increase in income tax expense was due primarily to the increase of deferred tax liabilities associated with temporary property differences (primarily depreciation expense) that was not offset due to valuation allowances recorded against deferred tax assets in prior periods.
Liquidity and Capital Resources
     Currently, we continue to conduct our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court while a plan or plans of reorganization are developed. In general, as debtors-in-possession, we are authorized to continue to operate our business in the ordinary course, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Accordingly, the matters described in this section may be significantly affected by our Chapter 11 cases, the Chapter 11 cases of the other Debtors and by the risks and other factors described in “Forward-Looking Statements” above, including the risk factors included in Item 1A. “Risk Factors” in our 2005 Form 10-K.
     Ultimately, whether we will have sufficient liquidity from cash flow from operations, access to borrowings under the DIP Facility and proceeds received from asset sales sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness while we remain in Chapter 11 will depend, to some extent, on whether Calpine’s business plan is successful as well as the other factors noted in “Forward-Looking Statements” above, including the risk factors included in Item 1A. “Risk Factors” included in our 2005 Form 10-K.
     As a result of our Chapter 11 filings and the other matters described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with Calpine and our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.
Chapter 11 Cases and Financing Activities
     As discussed above, most of our revenues are generated from the sale of electrical capacity and energy through agreements with CES, which is a subsidiary of Calpine. Consequently, our cash flows from operations are dependent on cash generated from these sales. In addition, the majority of the fuel used to generate power from our facilities is supplied by CES. There is no assurance, however, that CES, or Calpine or its other affiliates, can continue to meet their obligations under their agreements with us including, in particular, the Index Based and Fixed Price Agreements, in the near term or otherwise. If Calpine is unable to meet its obligations under these agreements, we would be required to enter into power and gas purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If we were unable to secure these third-party agreements on acceptable terms or at all, we anticipate that it would have a material adverse effect on our financial condition, results of operations, cash flows and could cause us to be unable to make payments under our outstanding indebtedness, including our outstanding Notes and Term Loans.

     Our business is capital intensive. Our ability to successfully reorganize and emerge from Chapter 11 protection, while continuing to operate our current fleet of power plants, including maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described below, our parent, Calpine, has entered into, and obtained Bankruptcy Court approval of, a $2 billion DIP Facility which we believe will be sufficient to support our operations for the anticipated duration of our Chapter 11 cases. In addition, Calpine has obtained Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our Chapter 11 cases, including (i) its cash management program (as described below), (ii) payments to its vendors and suppliers necessary in order to keep our facilities operational and (iii) procedures for the rejection of certain leases and executory contracts. In order to improve our liquidity position, we also expect Calpine to reduce overhead and discontinue activities without adversely impacting profit potential, particularly in the near term. In addition, we expect that certain power plants or other of our assets may be sold, and that commercial operations may be suspended at certain of our power plants during our reorganization effort.
     DIP Facility. On December 22, 2005, Calpine entered into a $2 billion DIP Facility, which, as amended and restated as of February 23, 2006, is comprised of a $1 billion revolving credit facility priced at LIBOR plus 225 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis point and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The Bankruptcy Court granted interim approval the DIP Facility on December 21, 2005, but initially limited Calpine’s access under the DIP Facility to $500 million under the revolving credit facility. On February 22, 2006, the Bankruptcy Court entered a final order approving the DIP Facility and removing the limitation on Calpine’s ability to borrow thereunder. The amendment and restatement of the DIP Facility and the syndication of the DIP Facility were closed on February 23, 2006. The DIP Facility was further amended on May 3, 2006, and September 25, 2006, to, among other things, increase the portion of the revolving credit facility that may be used for letters of credit to $375 million from $300 million (to allow for $75 million to be issued on behalf of non-Debtor affiliates of Calpine) and to permit guarantees in connection with certain letters of credit. Deutsche Bank Securities Inc. and Credit Suisse were co-lead arrangers for the DIP Facility, which is secured by first priority liens on all of the unencumbered assets of the Debtors, including the CalGen Debtors, and junior liens on all of their encumbered assets. The DIP Facility will remain in place until the earlier of an effective plan of reorganization or December 20, 2007. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility will be used, among other things, for working capital and other general corporate purposes.
     As of March 31, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and no letters of credit had been issued against the revolving facility. Subsequent to March 31, 2006, additional amounts have been drawn under the term loan facilities and amounts borrowed under the revolving facility have been repaid such that, as of September 30, 2006, there was $997.4 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $11.7 million of letters of credit had been issued against the revolving facility. We do not record a liability related to the guarantees because each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.
     Cash Management. The Debtors have received Bankruptcy Court approval to continue to manage their cash in accordance with their pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This program allows us to maintain our existing bank and other investment accounts and to continue to manage our cash on an integrated basis through Calpine. Such cash management systems are subject to the requirements of the DIP Facility, the Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the Debtors (each of whom is a participant in the cash management system) became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all unrestricted cash of the Debtors and certain other subsidiaries exceeding a $25 million threshold be maintained in a concentration account at Deutsche Bank Trust Company Americas, one of the DIP Facility agents. In addition, the DIP Facility provides that all unrestricted cash of the Debtors and certain other subsidiaries, including amounts below the $25 million threshold, be maintained in a concentration account at Deutsche Bank Trust Company Americas, if the agents so elect, upon 90 days prior written notice of the DIP Facility agents.
     Presently, we have approximately $258 million in excess cash flow available to transfer to Calpine. However, the collateral agent for our Notes and Term Loans has disagreed with our interpretation of the Cash Collateral Order’s authorization of such transfers and has indicated that it would not grant our transfer request. On December 8, 2006, the Debtors filed a motion seeking Bankruptcy Court approval of an agreed-upon order modifying the Cash Collateral Order. Pursuant to the agreed-upon order, the collateral agent will immediately transfer $258 million to Calpine in the form of a loan and will honor all future requests for loan transfers within three days of receipt of the request, provided that the Debtors are in compliance with their adequate protection obligations under the Cash Collateral Order and certain specified provisions of the indentures governing the Notes. As adequate protection to holders of the Notes, the Term Loan lenders and the lenders under the Revolving Credit Agreement, we shall have a first priority lien upon the excess cash flow transferred to the extent such funds remain in a separate account maintained by Calpine. In addition, we shall have an allowed claim in the amount of the excess cash flow transferred against each of the Debtors and a junior lien upon all assets of each of the Debtors. The motion to approve the agreed-upon order is subject to Bankruptcy Court approval at a December 20, 2006, hearing.
     On March 31, 2006, our liquidity totaled approximately $ 215.7 million. This only includes cash and cash equivalents on hand. While we have $750 million of borrowing capacity under our Working Capital Facility for specific permitted purposes, we are not permitted to borrow under the Working Capital Facility due to our Chapter 11 filing. If, as discussed above, Calpine and its affiliates are unable to meet their obligations under their agreements with us, including providing access to the Working Capital Facility, we would be unable to satisfy all obligations under our outstanding indebtedness unless we were able to enter into new third party agreements sufficient to support such obligations. As described above, there can be no assurance that Calpine and its affiliates will continue to be able to meet their obligations or, if they do not, that we will be able to enter into new third party arrangements upon acceptable terms or at all.
               Rejection of Executory Contracts and Unexpired Leases. Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot determine with certainty the magnitude of these potential claims at this time, but to the extent a potential claim is probable and estimable, we record our estimate of the allowed claim at the time of rejection or upon Bankruptcy Court approval, depending on the facts and circumstances. The most significant of these contract rejections that were pending or occurred during the three months ending March 31, 2006, or thereafter through the date of this filing includes the following:
•	On September 12, 2006, we filed with the Bankruptcy Court of a notice of rejection of a transportation contract between Columbia Energy LLC, a CalGen Debtor, and South Carolina Pipeline Corporation. The contract, which is scheduled to expire on November 30, 2023, was for transportation capacity on an intrastate pipeline that exceeded the Columbia facility’s requirements. On September 25, 2006, South Carolina Pipeline Corporation filed certain objections to the rejection notice which were ultimately resolved by the parties, and, on October 25, 2006, the Bankruptcy Court entered the parties’ stipulation settling this matter. Under the stipulation, the effective date of rejection is October 25, 2006, and South Carolina Pipeline Corporation must file its claim for rejection damages by December 22, 2006.

•	On October 20, 2006, Columbia Energy LLC entered into a stipulation settling Southern Natural Gas Company’s administrative expense claim relating to a firm transportation natural gas pipeline contract between the parties. Under the stipulation, Columbia agreed to pay $2.4 million for actual post-petition utilization of the contract. Columbia ceased using the contract on June 24, 2006, and Southern Natural Gas Company has agreed to waive any right to seek payment of an administrative expense claim for the period after Columbia ceased using the contract. Southern Natural Gas Company has also agreed not to oppose any motion to reject the contract. The Bankruptcy Court approved the stipulation on November 8, 2006.
     In addition, we had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected. Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for us to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between CalGen Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006. The most significant of these matters that were pending or occurred during the three months ending March 31, 2006, or thereafter through the date of this filing includes the following:
•	On October 12, 2006, the Bankruptcy Court approved our motion to assume five agreements relating to operation of the Channel Energy Center, a 531-MW gas-fired combined cycle cogeneration plant located near Houston, Texas. The five agreements assumed are (i) the Amended and Restated Ground Lease and Easement Agreement, (ii) the Operating Lease Agreement, (iii) the Development, Construction, Operation and Maintenance Agreement, (iv) the Facility Services Agreement and (v) the Energy Services Agreement, all of which are between Channel Energy Center LP and Lyondell-CITGO Refining L.P.
•	On December 6, 2006, the Bankruptcy Court approved the Debtors’ motion to assume the facility site lease and energy services agreement underlying our Corpus Christi facility, a 437-MW gas-fired combined cycle cogeneration plant located near Corpus Christi, Texas, and approved a settlement agreement and amendments to the facility site lease and energy services agreement with CITGO Refining and Chemicals Company L.P., the counterparty to the facility site lease and energy services agreement, pursuant to which certain disputes under those agreements have been resolved.
      Asset Sale — We are also required to obtain Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to Bankruptcy Court-approved auction procedures. The most significant of these matters that were pending or occurred during the three months ended March 31, 2006, or thereafter through the date of this filing includes the following:
•	On November 3, 2006, we entered into an asset purchase agreement with Puget Sound Energy to sell substantially all of the assets of the Goldendale Energy Center, a 271-MW natural gas fired combined cycle power plant located in Goldendale, Washington, for approximately $100 million. On December 6, 2006, the Bankruptcy Court approved an auction process in which qualifying bidders can make competing offers on the transaction. The sale hearing is currently scheduled for February 7, 2007, before the Bankruptcy Court. Closing of the transaction is subject to certain additional conditions including receipt of any required regulatory approvals.
     Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2006	2005
		(Restated)
	(In millions)
Beginning cash and cash equivalents	$143.5	$64.5
Net cash provided by (used in):
Operating activities	72.4	57.5
Investing activities	(0.2)	(31.7)
Financing activities	—	—

Net increase in cash and cash equivalents	72.2	25.8

Ending cash and cash equivalents	$215.7	$90.3

     Operating activities for the three months ended March 31, 2006 provided net cash of $ 72.4 million, compared with $ 57.5 million for the same periods in 2005. The increase in operating cash flow in the first quarter of 2006 compared with the same period of 2005 is primarily due to the bankruptcy stay on a payment of $25.2 million in liabilities subject to compromise as a result of our Chapter 11 bankruptcy filing on December 21, 2005. The increase is partially offset by an increase in operating expenses, primarily fuel expense during the first quarter of 2006.
     Investing activities for the three months ended March 31, 2006 consumed net cash of $0.2 million, compared with $31.7 million in the same period of 2005. The decrease between the first quarter of 2006 and 2005 is due to the completion of construction of our Pastoria facility in May 2005. Capital expenditures for construction of the Pastoria facility represent the majority of investing cash outflows for the first quarter of 2005. All CalGen plants have completed construction and been in commercial operation since May 2005.
     Letter of Credit Facilities — At March 31, 2006 and December 31, 2005, we had approximately $45.7 million and $158.3 million, respectively, in letters of credit outstanding under our $200 million Revolving Credit Facility to support fuel purchases and other operational activities. At March 31, 2006, we had $81.2 million in borrowings on our Revolving Credit Facility related to letters of credit that were issued to third parties to pay for pre-petition gas purchases made by CES. An additional $30.0 million in borrowings under the Revolving Credit Facility related to letters of credit was drawn on April 1, 2006 as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility were approximately $111.2 million at March 31, 2006, and, at September 30, 2006, were approximately $112.3 million.
     Negative Working Capital — We had a negative working capital balance (current assets less current liabilities) of approximately $2.3 billion at March 31, 2006 and December 31, 2005. The negative working capital balances were due to classifying all debt as current as result of Chapter 11 related defaults under the debt agreements.
     Credit Considerations — On March 1, 2006, Moody’s Investors Services withdrew its ratings on the Notes and Term Loans, after having lowered its credit ratings on our debt obligations, reduced our first priority debt to B3 from B2, our second priority debt to Caa1 from B3 and our third priority debt to Caa2 from Caa1 (with negative outlook). Because the pricing of our debt is not linked to debt and credit ratings by the rating agencies and the majority of our revenues are from CES, a related party, we do not currently expect the downgrade to have a material impact on our financial position, results of operations, or cash flows. However, the downgrade could potentially impact the cost of doing business with third parties in the future or could impact our ability to refinance our debt or fund our growth in the capital markets.
     We believe that as we implement the steps of our business plan and then emerge from Chapter 11, our credit rating will be reestablished and will gradually improve.
     Capital Expenditures and Sources — We expect to make capital expenditures in 2006 with respect to major maintenance and miscellaneous projects of approximately $78 million. We expect to fund these expenditures through cash on hand and operating cash flow.
     Distributions to Sole Member –– Under the indentures governing the Notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under the Working Capital Facility. Because of the event of default related to our Chapter 11 filings, we are unable to make distributions to our equity holders, payments on our subordinated debt and similar payments from excess cash flow (after the payment of operating expenses, debt service and deposits to the reserve accounts created in connection with the 2004 Refinancing) while such event of default continues. It is possible we will be unable to make a distribution to our equity holder until we emerge from Chapter 11. During the pendency of our Chapter 11 cases, in lieu of distributions we are permitted under the terms of the Cash Collateral Order to make transfers from our excess cash flow in the form of loans to other Debtors notwithstanding the existence of any default or event of default related to our Chapter 11 cases. However, we may be prevented from making such transfers if a default or event of default occurs due to events that are not related to our Chapter 11 cases. No distribution was made during the three months ended March 31, 2006.
     Capital Availability — Under the Notes and Term Loans, our ability to incur additional indebtedness is severely limited because of our Chapter 11 filings. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital under the Notes and Term Loans or on terms that are attractive to us.

     Compliance with Debt Covenants — See Note 5 of the Notes to Consolidated Condensed Financial Statements for compliance information
     Guarantees — In connection with its Chapter 11 filings, Calpine entered into the $2 billion DIP Facility, which was amended and restated as of February 23, 2006. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization or December 20, 2007. As of March 31, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and no letters of credit had been issued against the revolving facility. Subsequent to March 31, 2006, additional amounts have been drawn under the term loan facilities and amounts borrowed under the revolving facility have been repaid such that, as of September 30, 2006, Calpine had borrowed $997.4 million under the DIP Facility term loan facilities and issued $11.7 million of letters of credit against the revolving facility. We do not record a liability related to the guarantee as it is a subsidiary’s guarantee of the debt owed to a third party by its parent.
     Performance Indicators — We believe the following factors are important in assessing our ability to continue to fund our growth in the capital markets: (a) various interest coverage ratios; (b) our credit and debt ratings by the rating agencies; (c) our anticipated capital requirements over the coming quarters and years; (d) the profitability of our operations; (e) the non-GAAP financial measures and other performance metrics discussed in “Performance Metrics” below; (f) our cash balances and remaining capacity under existing credit facilities; (g) compliance with covenants in existing debt facilities, including the DIP Facility; (h) gaining access to new or replacement capital; and (i) the stability and growth of future contractual cash flows, particularly cash flows from the Index Based and Fixed Price Agreements with CES.
     Off-Balance Sheet Commitments —Operating leases are not reflected on our balance sheet. All counterparties in these transactions are third parties that are unrelated to us.
Performance Metrics
     In understanding our business, we believe that certain non-GAAP performance metrics are particularly important. These are described below:
     MWh generated. We generate power, which is sold to CES and third parties, and steam, which is primarily sold to third-party hosts. These sales are recorded as electricity and steam revenue. The volume in MWh for power is a direct indicator of our level of electricity and steam generation activity.
     Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.
     Average Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated. We calculate the average Heat Rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu by (b) KWh generated. The resultant Heat Rate is a measure of fuel efficiency, so the lower the Heat Rate, the lower the average cost of generation. We also calculate a “steam-adjusted” Heat Rate, in which we adjust the fuel consumption in Btus down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.
     Average all-in realized electric price expressed in dollars per MWh generated. We calculate the all-in realized electric price per MWh generated by dividing (a) the sum of adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, plus realized gain or (loss) on the Index Hedge plus other revenue related to the Index Hedge by (b) total generated MWh in the period.
     Average cost of natural gas expressed in dollars per MMBtus of fuel consumed. The fuel costs for our gas-fired power plants are a function of volumes consumed and the prices we pay for fuel purchased from CES. Accordingly, we calculate the cost of natural gas per MMBtus of fuel consumed in our power plants by dividing (a) adjusted fuel expense by (b) the heat content in MMBtus of the fuel we consumed in our power plants for the period.
     Average spark spread expressed in dollars per MWh generated. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted electricity and steam revenue and dividing the difference by (c) total generated MWh in the period.
     Average POX per MWh. To assess trends in electric power POX per MWh, we divide POX by actual MWh.

     The table below shows the operating performance metrics discussed above.

	Three Months Ended
	March 31, 2006	March 31, 2005
		(Restated)
	(in thousands except hours in period, percentages, Heat Rate, price and cost information)
Operating Performance Metrics:
Total deliveries of power:
MWh generated and delivered	6,039	6,584
Average availability	92.0%	91.2%
Average baseload capacity factor:
Average total MW in operation	9,815	9,065
Less: Average MW of pure peakers	513	513

Average baseload MW in operation	9,302	8,552
Hours in the period	2,160	2,160
Potential baseload generation (MWh)	20,092	18,472
Actual total generation (MWh)	6,039	6,584
Less: Actual pure peakers’ generation (MWh)	—	—

Actual baseload generation (MWh)	6,039	6,584
Average baseload capacity factor	30.1%	35.6%
Average Heat Rate for gas-fired power plants (excluding peakers) (Btu’s/KWh):
Not steam adjusted	8,481	8,124
Steam adjusted	7,208	7,052
Average all-in realized electric price:
Electricity and steam revenue	$484,371	$453,685
Spread on sales of purchased power for hedging and optimization	(7,136)	262

Adjusted electricity and steam revenue	$477,235	$453,947
MWh generated	6,039	6,584
Average all-in realized electric price per MWh	$79.02	$68.95
Average cost of natural gas:
Adjusted fuel expense	$378,836	$334,555
MMBtu of fuel consumed by generating plants	51,220	53,484
Average adjusted cost of natural gas per MMBtu	$7.39	$6.26
MWh generated	6,039	6,584
Average adjusted cost of fuel burned by power plants per MWh	$62.73	$50.81
Average spark spread:
Adjusted electricity and steam revenue	$477,235	$453,947
Less: Fuel expense	378,836	334,555
Less: Realized amortization expense on Index Hedge	3,401	5,611

Spark spread	$94,998	$113,781
MWh generated	6,039	6,584
Average spark spread per MWh	$15.73	$17.28
Average POX per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	9,815	9,065
Hours in the period	2,160	2,160
Total potential MWh	21,200	19,580
Normalized MWh (at 70% capacity factor)	14,840	13,706
POX	$39,492	$43,474
POX per normalized MWh	$2.66	$3.17
POX per actual MWh	$6.54	$6.60

Financial Market Risks
     Debt Financing — Certain debt instruments may affect us adversely because of changes in market conditions. In connection with the 2004 Refinancing on March 23, 2004, we issued approximately $2.4 billion in Notes and Term Loans, of which $150 million is at a fixed rate, and the balance is at floating rates based on LIBOR plus a spread. Significant LIBOR increases could have a negative impact on our future interest expense. In addition, borrowings under our Revolving Credit Facility and our Working Capital Facility carry an interest rate based on LIBOR plus a spread.
     The following table summarizes our variable-rate debt, by contractual maturity date, exposed to interest rate risk as of March 31, 2006. As a result of our Chapter 11 filings, all such debt is classified as current in our Consolidated Condensed Balance Sheet as of March 31, 2006. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Fair Value
	2006	2007	2008	2009	2010	Thereafter	3/31/2006 (1)
First Priority Secured Floating Rate Notes Due 2009	$—	$1,175	$2,350	$231,475	$—	$—	$246,750
Second Priority Secured Floating Rate Notes Due 2010	—	—	3,200	6,400	624,039	—	677,202
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	746,300

Total Floating Rate Notes(2)	—	1,175	5,550	237,875	624,039	680,000	1,670,252
First Priority Secured Term Loans Due 2009	—	3,000	6,000	591,000	—	—	600,000
Second Priority Secured Term Loans Due 2010	—	—	500	1,000	97,506	—	99,006

Total Floating Rate Term Loans(3)	—	3,000	6,500	592,000	97,506	—	699,006
Revolving Credit Facility(3)	—	111,155	—	—	—	—	111,155
Working Capital Facility(2)	—	—	—	—	—	—	—

Total Other Financings	—	111,155	—	—	—	—	111,155
Grand total variable-rate debt instruments	$—	$115,330	$12,050	$829,875	$721,545	$680,000	$2,480,413

(1)	Fair value equals carrying value, which is the aggregate principal amount subject to variable rate risk.

(2)	Interest rate based on LIBOR plus a spread.

(3)	Interest rate based on LIBOR plus a spread; however the Company may elect the base rate plus a spread (see Note 5 of the Notes to Consolidated Condensed Financial Statements).
     Derivatives — We are primarily focused on generation of electricity using gas-fired turbines. As a result, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To mitigate forward exposure to price fluctuations in these commodities, we entered into the Index Hedge with MSCG discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements.
     The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Agreement, in each six-month period, falls below $50 million. The Hedge Index is in place until April 1, 2007.
     The change in fair value of outstanding derivative instruments for the three months ended March 31, 2006, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2006	$24,558
Changes in fair value attributable to new contracts	––
Amortization during the period, net (1)	(3,401)
Changes in fair value attributable to price movements, net	(728)

Fair value of contracts outstanding at March 31, 2006 (2)	$20,429

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 9 of the Notes to Consolidated Condensed Financial Statements).

(2)	Net derivative assets are reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

     The fair value of the outstanding derivative instrument at March 31, 2006, based on price source and the period during which the instrument will mature, are summarized in the table below (in thousands):

Fair Value Source	2006	2007-2008	2009-2010	After 2010	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	12,964	7,465	—	—	20,429
Prices based on models and other valuation methods	—	—	—	—	—

Total fair value	$12,964	$7,465	$—	$—	$20,429

     The credit quality of the counterparty holding our Index Hedge at March 31, 2006 and for the period then ended is investment grade.
     Calpine’s risk managers maintain and validate the fair value information associated with the Index Hedge. This information is derived from various sources. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods. See “Application of Critical Accounting Policies” for a discussion of valuation estimates used where external prices are unavailable.
     The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10% Adverse
	Fair Value	Price Change
At March 31, 2006:
Other mark-to-market activity	$20,429	$20,011
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
     The primary factors affecting the fair value of our derivative at any point in time are (1) the term of our open derivative position and (2) changing market prices for electricity and natural gas. The Index Hedge is valued using the mean reversion model and, as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivative is reflected in the statement of operations as an item (gain or loss) of current earnings.
Recent Accounting Pronouncements
     See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
Recent Regulatory Developments
     EPAct 2005. On October 20, 2006, FERC issued a final rule to implement a provision from EPAct 2005 that provides for termination of an electric utility’s obligation to enter into new power purchase contracts with a QF if FERC makes specific findings about the QF’s access to competitive markets. The order establishes a rebuttable presumption that any utility located in MISO, PJM, New England, New York or ERCOT will be relieved from the must-buy requirement with respect to QFs larger than 20 MW. With respect to other markets, and with respect to all QFs 20 MW or smaller, the utility bears the burden of showing that it qualifies for relief from the must-buy requirement. Any electric utility seeking relief from the must-buy requirements, regardless of location, must apply to FERC for relief. If the must-buy requirement is terminated in an electric utility’s service territory, QFs, state agencies, or others may later petition for reinstatement of the requirement if circumstances change. The final rule goes into effect on January 2, 2007. We cannot predict at this time what impact this rule will have on our business.

     Market Developments. On September 21, 2006, FERC issued an order approving the CAISO’s Market Redesign and Technology Upgrade, or MRTU, proposal. The MRTU is a comprehensive redesign of all CAISO operations slated to go into effect November 2007. Under MRTU, the CAISO will run a new integrated day-ahead market for energy and ancillary services as well as a real-time market and an hour-ahead scheduling protocol. Energy prices will be affected and new market power mitigation rules will be implemented. Given the comprehensiveness of the market design, with features that may prove to be both positive and negative for energy sellers, we cannot predict at this time what impact MRTU, as approved by FERC, will have on our business.
     In addition, the Public Utility Commission of Texas recently adopted rules that will transition the ERCOT power region from a zonal to a nodal market not later than January 1, 2009 (nodal pricing will also be a feature of MRTU). The primary features of a nodal market include a centralized, day-ahead market for energy, nodal transmission congestion management model that results in locational marginal pricing at each generation location, financial congestion hedging instruments and centralized day-ahead commitment process. Given the long-lead time to implementation of nodal pricing under the MRTU and in ERCOT, which may include market rule changes not known at this time, we cannot predict the impact on our business.
     Climate Change. Following the February 2005 ratification by numerous countries of the Kyoto Protocol, which requires 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012, there has been increased attention to climate change in the United States. In 2005, the United States Senate adopted a “sense of the Senate” resolution recommending that the United States Congress enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases. Although standards have not been developed at the national level, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. For example, in California, AB 32 and SB 1368 were signed into law in September 2006. AB 32 creates a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020; implementation is slated to begin by January 1, 2010. SB 1368 requires the CPUC and the California Energy Commission to develop and adopt by regulation a greenhouse gas emissions performance standard for long-term procurement of electricity by all load-serving entities in the state by mid-2007. Also, seven northeastern states have entered into the Regional Greenhouse Gas Initiative, which is an agreement to stabilize carbon dioxide emissions from power plants at current levels from 2009 to the start of 2015, followed by a 10% reduction in emissions by 2019. The participating states are currently establishing the carbon dioxide allocation process. Because all of these initiatives are in the early stages of implementation, and because it is not possible to determine if and when laws or regulations may be developed at the national level, it is not possible to determine the collective impact climate change initiatives may have on our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     See “Financial Market Risks” in Item 2.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our President and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     As a result of the material weaknesses discussed below, our management, including our President and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2006. We continue to perform additional analysis and post-closing procedures to ensure that our Consolidated Condensed Financial Statements are prepared and presented in accordance with GAAP. Accordingly, management believes that the financial statements included in the Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     As of December 31, 2005, management identified material weaknesses related to the controls over accounting for income taxes and the accuracy of affiliate billings that were discussed in Item 9A. “Controls and Procedures” of our 2005 Form 10-K. These material weaknesses continue to exist at March 31, 2006.

Status of Remediation of the Material Weakness
     During 2006, we have taken steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions, specifically related to the timely reconciliation of the book and tax basis of our property, plant and equipment.
     Our remediation efforts include the following:
•	Implementing software to perform the tax depreciation, supporting book to tax reconciliations and valuation allowance computations. This software will be run parallel with the spreadsheet calculations during 2006;

•	Implemented quarterly meetings between the Tax and Accounting Departments to ensure timely performance of book-tax reconciliations;

•	Implemented consistent terminology related to fixed asset transactions types in the accounting system to ensure effective conversion of accounting data for use in the tax calculation; and

•	Hired a Director of Federal Income Tax Accounting.
     Additionally, we are implementing tax provision software to aid in performing the tax provision calculation. This software will be run parallel with the spreadsheet calculations during 2006. We continue to monitor the effectiveness of the tax controls and procedures and will make any additional changes that management deems appropriate. We will not be able to conclude that this material weakness has been successfully remediated until management’s testing and assessment demonstrates the controls have operated effectively for a sufficient period of time.
     During fourth quarter 2005 and first quarter 2006, we have taken steps necessary to improve our internal controls relating to the accuracy of affiliate billings, including the following:
•	Implemented a system to automate the calculation of our affiliate billings in the fourth quarter of 2005;

•	Enhanced our general review procedures over revenues generated from CES; and

•	Implemented additional analytical review and managerial approval of the monthly billings.
     While we believe that meaningful progress was made during late 2005 and early 2006 in strengthening our controls related to affiliate transactions for related party revenues and expenses, we plan to continue enhancing the above described procedures to improve our control environment over affiliate transactions. We believe we are taking the steps necessary for the successful remediation of this material weakness during 2006. We will continue to monitor the effectiveness of these procedures and to make any changes that management deems appropriate.
     In connection with the preparation of the consolidated financial statements for fiscal 2005, an error was discovered in the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flows. The error affected our Consolidated Condensed Statement of Cash Flows and had no effect on our Consolidated Condensed Statements of Operations for the three months ended March 31, 2005 as presented in this Report. As a result of the effect on the Consolidated Condensed Statement of Cash Flows, we have restated our previously issued Consolidated Condensed Financial Statements for the three months ended March 31, 2005.
     In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2006, management considered, among other things, the control deficiency related to the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flow, which resulted in the need to restate our previously issued financial statements as described above. Management has concluded that the cash flow control deficiency that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005 because management determined that as of

March 31, 2006, there were controls designed and in place to prevent or detect a material misstatement and therefore, the likelihood of the Consolidated Condensed Statement of Cash Flows being materially misstated was remote.
Changes in Internal Control over Financial Reporting
     Other than the remediation steps described above, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.
Item 3. Defaults Upon Senior Securities.
     See Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of defaults under our indebtedness, as well as our Current Report on Form 8-K filed on December 23, 2005.
     See also Note 6 of the Notes to Consolidated Condensed Financial Statements for our liabilities subject to compromise, which sets forth the amounts of our indebtedness classified as LSTC. We continue to make current payments of interest and, if applicable, principal on our Notes, Term Loans and borrowings, if any, under the Revolving Credit Agreement.
Item 6. Exhibits.
     The following exhibits are filed herewith unless otherwise indicated:
EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).

3.2	Certificate of Incorporation of CalGen Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).*

3.3	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC (incorporated by reference to Exhibit 3.93 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).

3.4	Bylaws of CalGen Finance Corp. (incorporated by reference to Exhibit 3.94 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).

10.1.1	$2,000,000,000 Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.1.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.1.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders. (incorporated by reference to Exhibit 10.1.1.3 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.1.4	Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.4 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.1.5	Letter Agreement, dated October 18, 2006, relating to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.5 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.2	Membership Interest Purchase Agreement, dated as of November 3, 2006, by and between Goldendale Energy Center, LLC, as seller, and Puget Sound Energy Center, as buyer.*

31.1	Certification of the President and Corporate Secretary pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President and Corporate Secretary and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPINE GENERATING COMPANY, LLC CALGEN FINANCE CORP.
By:	/s/ CHARLES B. CLARK, Jr.
Charles B. Clark, Jr.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: December 14, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).

3.2	Certificate of Incorporation of CalGen Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).*

3.3	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC (incorporated by reference to Exhibit 3.93 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).

3.4	Bylaws of CalGen Finance Corp. (incorporated by reference to Exhibit 3.94 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004).

10.1.1	$2,000,000,000 Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.1.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.1.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders. (incorporated by reference to Exhibit 10.1.1.3 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.1.4	Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.4 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.1.5	Letter Agreement, dated October 18, 2006, relating to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.5 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.2	Membership Interest Purchase Agreement, dated as of November 3, 2006, by and between Goldendale Energy Center, LLC, as seller, and Puget Sound Energy Center, as buyer.*

31.1	Certification of the President and Corporate Secretary pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President and Corporate Secretary and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.