Form 10-Q
period 2006-06-30
Calpine Generating Company, LLC; CalGen Finance CORP
filed 2007-01-31
CIK 1294371, 1294377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file numbers:

333-117335

333-117335-40

_______________

Calpine Generating Company, LLC

(A Delaware Limited Liability Company)

CalGen Finance Corp.

(A Delaware Corporation)

I.R.S. Employer Identification Nos.

77-0555128

20-1162632

50 West San Fernando Street, San Jose, California 95113

717 Texas Avenue, Houston, Texas 77002

Telephone: (408) 995-5115

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☐ Yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐               Accelerated filer   ☐               Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Calpine Generating Company, LLC is a single member limited liability company and has no common stock.

With respect to CalGen Finance Corp., 1,000 shares of common stock, par value $1, were outstanding as of the date hereof.

Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2006

i

Index

DEFINITIONS

As used in this Report the abbreviations contained herein have the meanings set forth below. Additionally, the terms, the “Company,” “CalGen,” “we,” “us” and “our” refer to Calpine Generating Company, LLC and its subsidiaries, unless the context clearly indicates otherwise. Unless otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments thereto in each case as amended, restated, supplemented or otherwise modified to the date of the filing of this Report.

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

CalGen Secured Debt

$235,000,000 First Priority Secured Floating Rate Notes Due 2009, issued by CalGen and CalGen Finance; $600,000,000 First Priority Secured Institutional Term Loans Due 2009, issued by CalGen; the $200,000,000 Revolving Credit Facility; $640,000,000 Second Priority Secured Floating Rate Notes Due 2010, issued by CalGen and CalGen Finance; $100,000,000 Second Priority Secured Term Loans Due 2010, issued by CalGen; $680,000,000 Third Priority Secured Floating Rate Notes Due 2011 issued by CalGen and CalGen Finance; and $150,000,000 11.5% Third Priority Secured Notes Due 2011, issued by CalGen and CalGen Finance.

Calpine or Parent	Calpine Corporation

CASCI	Calpine Administrative Services Company, Inc.

Cash Collateral Order

Second Amended Final Order of the Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006, as modified by orders entered by the Bankruptcy Court on June 21, 2006, July 12, 2006, October 25, 2006, November 15, 2006, December 20, 2006, December 28, 2006, and January 18, 2007

Index

ABBREVIATION	DEFINITION

CCFC II	Calpine Construction Finance Company II, LLC, which was renamed Calpine Generating Company, LLC (referred to herein as CalGen) in connection with the 2004 Refinancing

CES	Calpine Energy Services, L.P.

Chapter 11	Chapter 11 of the Bankruptcy Code

Construction Facility

$2.5 billion Credit Agreement, dated as of October 16, 2000, among CCFC II, as borrower, the lenders from time to time party thereto, The Bank of Nova Scotia, as lead arranger, co-syndication agent and bookrunner, Credit Suisse First Boston, acting through its New York Branch, as lead arranger and administrative agent, Banc of America Securities LLC, and ING (U.S.) Capital LLC, as arrangers and co-syndication agents, Bayerische Landesbank Girozentrale, as arranger, co-documentation agent and LC bank, and CIBC World Markets Corp., Dresdner Kleinword Benson North America Services LLC, and TD Securities (USA) Inc., as arrangers and co-documentation agents

COSCI	Calpine Operating Services Company, Inc.

Debtors	Calpine Corporation and each of its subsidiaries, including the CalGen Debtors, that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court

Decatur	Decatur Energy Center, LLC

DIP Facility

Revolving Credit, Term Loan and Guarantee Agreement, dated as of December 22, 2005, as amended on January 26, 2006, and as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, the Guarantors party thereto, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint syndication agents, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, General Electric Capital Corporation, as sub-agent for the Revolving Lenders, Credit Suisse, as administrative agent for the Second Priority Term Lenders, Landesbank Hessen Thuringen Girozentrale, New York Branch, General Electric Capital Corporation and HSH Nordbank AG, New York Branch, as joint documentation agents for the First Priority Lenders and Bayerische Landesbank, General Electric Capital Corporation and Union Bank of California, N.A., as joint documentation agents for the Second Priority Lenders

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

Index

ABBREVIATION	DEFINITION

FIN 46	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51”

FIN 46-R	FIN 46 (revised December 31, 2003)

Fixed Price Agreement	WECC Fixed Price Gas Sale and Power Purchase Agreement, dated as of March 23, 2004, among CES, CalGen, Delta Energy Center, LLC and Los Medanos Energy Center, LLC

GAAP	Accounting principles generally accepted in the United States of America

Heat Rate	A measure of the amount of fuel required to produce a unit of electricity

Index Based Agreement	Index Based Gas Sale and Power Purchase Agreement, dated as of March 23, 2004, among CES, CalGen and the subsidiaries of CalGen party thereto

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

O&M	Operations and maintenance

O&M Agreement	Master Operation and Maintenance Agreement, dated as of March 23, 2004, among CalGen, its subsidiaries party thereto and COSCI

Index

ABBREVIATION	DEFINITION

Panda	Panda Energy International, Inc. and certain related parties, including PLC II, LLC

Petition Date	December 20, 2005

PG&E	Pacific Gas and Electric Company

POX	Plant operating expense

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

Subsidiary Guarantors

Each of the following subsidiaries of CalGen: CalGen Expansion Company, LLC, Baytown Energy Center, LP, Calpine Baytown Energy Center GP, LLC, Calpine Baytown Energy Center LP, LLC, Baytown Power GP, LLC, Baytown Power, LP, Carville Energy LLC, Channel Energy Center, LP, Calpine Channel Energy Center GP, LLC, Calpine Channel Energy Center LP, LLC, Channel Power GP, LLC, Channel Power, LP, Columbia Energy LLC, Corpus Christi Cogeneration LP, Nueces Bay Energy LLC, Calpine Northbrook Southcoast Investors, LLC, Calpine Corpus Christi Energy GP, LLC, Calpine Corpus Christi Energy, LP, Decatur Energy Center, LLC, Delta Energy Center, LLC, CalGen Project Equipment Finance Company Two, LLC, Freestone Power Generation LP, Calpine Freestone, LLC, CPN Freestone, LLC, Calpine Freestone Energy GP, LLC, Calpine Freestone Energy, LP, Calpine Power Equipment LP, Los Medanos Energy Center, LLC, CalGen Project Equipment Finance Company One, LLC, Morgan Energy Center, LLC, Pastoria Energy Facility L.L.C., Calpine Pastoria Holdings, LLC, Calpine Oneta Power, L.P. , Calpine Oneta Power I, LLC, Calpine Oneta Power II, LLC, Zion Energy LLC, CalGen Project Equipment Finance Company Three LLC, CalGen Equipment Finance Holdings, LLC and CalGen Equipment Finance Company, LLC

v

Index

ABBREVIATION	DEFINITION

Term Loans	First Priority Secured Term Loans due 2009 and Second Priority Secured Term Loans due 2010 in the amounts of $600 million and $100 million, respectively

VIEs	Variable Interest Entities

Water Agreement	Raw Water Service Agreement, dated April 12, 2000 among Contra Costa Water District, Calpine Construction Finance Company, L.P. and Delta Energy Center, LLC

Working Capital Facility

Working Capital Facility Agreement, dated as of March 23, 2004, among CalGen, as borrower, CalGen Holdings, as lender, and, for the limited purpose set forth therein, Calpine, as guarantor, with respect to $750 million of unsecured subordinated revolving loans

Index   Definitions

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$205,511	$143,456
Restricted cash, current	57	55
Accounts receivable, net of allowance of $6,692 and $4,649	40,399	70,614
Accounts receivable – related party, net of allowance of $102,816 and $102,816	21,317	5,455
Notes receivable, current portion	424	436
Inventories	21,117	20,396
Current derivative assets	17,202	16,380
Deferred tax asset	5,560	5,055
Prepaid and other current assets	30,685	19,481
Total current assets	342,272	281,328
Property, plant and equipment, net	4,974,952	5,053,715
Notes receivable, net of current portion	18,760	18,977
Restricted cash, net of current portion	95	95
Deferred financing costs, net	33,878	40,043
Long-term derivative assets	—	8,178
Other assets	58,906	31,719
Total assets	$5,428,863	$5,434,055

LIABILITIES & MEMBER’S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$82,687	$101,105
Notes payable, current	279	171
Priority notes, term loans and other financings, current	2,510,365	2,437,982
Accrued interest payable	66,370	61,401
Other current liabilities	219	1,839
Total current liabilities	2,659,920	2,602,498
Notes payable, net of current portion	1,838	1,943
Deferred tax liability	85,577	73,130
Deferred revenue	9,997	8,770
Other liabilities	26,748	17,478
Total liabilities not subject to compromise	2,784,080	2,703,819
Liabilities subject to compromise	16,610	25,592
Commitments and contingencies (see Note 10)
Member’s equity	2,628,173	2,704,644
Total liabilities and member’s equity	$5,428,863	$5,434,055

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005 (Restated)	2006	2005 (Restated)
	(In thousands)
Revenue:
Electricity and steam revenue – related party	$473,285	$362,015	$833,313	$707,341
Electricity and steam revenue – third party	107,379	127,150	231,722	240,189
Total electricity and steam revenue	580,664	489,165	1,065,035	947,530
Mark-to-market activity, net	(3,227)	(179)	(7,356)	(7,464)
Other revenue	2,300	448	5,090	1,648
Total revenue	579,737	489,434	1,062,769	941,714
Cost of revenue
Plant operating expense	49,069	71,553	88,561	115,027
Fuel expense	419,629	332,742	798,465	667,297
Purchased power expense	3,648	2,895	12,472	7,313
Depreciation and amortization expense	37,683	43,725	78,836	84,368
Total cost of revenue	510,029	450,915	978,334	874,005
Gross profit	69,708	38,519	84,435	67,709
Long-term service agreement cancellation charge	—	23,864	—	23,864
Sales, general and administrative expense	6,695	3,519	9,031	6,770
Other operating expense	—	1,500	—	—
Income from operations	63,013	9,636	75,404	37,075
Interest expense – third party	73,354	55,308	142,261	106,057
Interest (income)	(2,457)	(608)	(4,731)	(1,397)
Other expense (income), net	(78)	610	(131)	1,223
Loss before reorganization items and income taxes	(7,806)	(45,674)	(61,995)	(68,808)
Reorganization items	1,553	—	1,553	—
Loss before income taxes	(9,359)	(45,674)	(63,548)	(68,808)
Income tax expense (benefit)	6,889	(17,493)	12,176	(26,353)
Net loss	$(16,248)	$(28,181)	$(75,724)	$(42,455)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005 (Restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(75,724)	$(42,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,926	90,535
Deferred income taxes	11,942	(26,353)
Change in derivative asset	7,356	7,464
Loss on sale of assets	1,290	—
Long-term service agreement cancellation charge	—	23,864
Change in operating assets and liabilities:
Accounts receivable	30,215	(6,178)
Accounts receivable – related party	(15,648)	(48,156)
Other current assets	(14,033)	135
Other assets	3,260	5,657
Accounts payable and accrued liabilities	12,946	30,478
Accrued interest payable	4,969	5,790
Other accrued liabilities	10,309	2,961
Net cash provided by operating activities	62,808	43,742
Cash flows from investing activities:
Increase in restricted cash	(2)	(162)
Payment of deferred transmission credits	(2,765)	(500)
Proceeds from deferred transmission credits	4,458	659
Purchases of property, plant and equipment	(2,641)	(67,630)
Receipts from notes receivable	197	—
Net cash used in investing activities	(753)	(67,633)
Cash flows from financing activities:
Repayment on notes payable	—	(166)
Net cash used in financing activities	—	(166)
Net increase (decrease) in cash and cash equivalents	62,055	(24,057)
Cash and cash equivalents, beginning of period	143,456	64,538
Cash and cash equivalents, end of period	$205,511	$40,481

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005 (Restated)
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$129,453	$93,425
Reorganization items included in operating activities	$699	$—
Non-cash transactions:
Capital expenditures included in accounts payable	$—	$10,814
Long term service agreement cancellation costs contributed by parent	$—	$30,900
Acquisition of property, plant and equipment through affiliate transfer	$703	$7,196
Borrowings under revolving credit facility due from affiliate	$41,458	$—
Borrowings under revolving credit facility issued as deposits	$30,000	$—

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATION COMPANY, LLC

(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2006

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

Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives of the assets and related depreciation, salvage value assumptions, deferred income taxes, tax valuation allowance, fair value calculations of derivative instruments, capitalization of interest, allowance for doubtful accounts, impairment assessments, the outcome of pending litigation, the allocation of Calpine’s shared expenditures and the ability of CalGen to recover the carrying value of the facilities.

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

Index   Definitions

as non-current restricted cash. The carrying value approximates fair value due to the short-term maturities of these balances. Such cash is excluded from cash and cash equivalents in the Consolidated Condensed Balance Sheet and Statement of Cash Flows.

Reclassifications — We have reclassified $0.8 million and $5.5 million in sales of purchased power for the three and six months ended June 30, 2005, respectively, to Electricity and steam revenue – third party to conform to current year presentation with no effect to total revenues or net income (loss).

Reorganization Items — Reorganization items represent the direct and incremental costs of being in Chapter 11, such as legal fees and financial advisory and consulting fees. The table below lists the significant items recognized within this category for the three and six months ended June 30, 2006 (in thousands).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Legal fees	$1,020	$1,020
Financial advisory and consulting fees	533	533
Total reorganization items	$1,553	$1,553

Provision (Benefit) for Income Taxes — We are a single member limited liability company that has been treated as a taxable entity for financial reporting purposes. Our results of operations are included in the consolidated tax return of Calpine. For all periods presented, we accounted for income taxes using the separate return method. For the three and six months ended June 30, 2006 and 2005, the effective tax rate was (73.6)% and 38.3%, respectively, and (19.2)% and 38.3%, respectively. As in the prior year, our history of operating losses precludes recognition of future benefit from the current period’s loss. Future income is only considered to the extent of the future reversal of taxable book-tax differences. The tax provision for the three and six months ended June 30, 2006, and total tax expense expected for the full year ended December 31, 2006, arise from expected net increases in the deferred tax liability as a result of property differences between our financial statements and our tax return.

During the fourth quarter of 2005, Calpine and many of its subsidiaries, including CalGen filed for Chapter 11 protection and recorded significant reorganization charges. Further, in accordance with Section 382 of the Internal Revenue Code certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 cases. The Bankruptcy Court has entered an order that places certain limitations on trading of Calpine’s common stock or certain securities, including options, convertible into Calpine’s common stock during the pendency of the Chapter 11 cases. In addition, the Bankruptcy Court has entered an order, on an interim basis only, that establishes certain notice and sell-down procedures for trading in claims against the Debtors’ estates and has scheduled a hearing for February 7, 2007, to consider a final order with respect to the claims trading procedures. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurance that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation of indebtedness income that may be recognized as a result of the Chapter 11 restructuring.

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

Index   Definitions

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

SFAS No. 157

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

SAB No. 108

In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 establishes a “dual approach” for quantifying the effects of financial statement errors, which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. SAB No. 108 permits public companies to initially adopt its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded in the opening balance of retained earnings. Public companies must begin to apply the provisions of SAB No. 108 no later than annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect the application of the provisions of SAB No. 108 will have a material impact on our results of operations, cash flows, or financial condition.

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

Index   Definitions

under the protection of the Bankruptcy Court. Generally, while a plan or plans of reorganization or arrangement are developed, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the CalGen Debtors are stayed while the CalGen Debtors continue their business operations as debtors-in-possession.

Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptances of a plan or plans of reorganization for a limited period of time. On April 11, 2006, the Bankruptcy Court granted Calpine’s application for an extension of the period during which the Debtors have the exclusive right to file a reorganization plan or plans from April 20, 2006, to December 31, 2006, and granted the Debtors the exclusive right until March 31, 2007, to solicit acceptances of such plan or plans. On December 6, 2006, the Bankruptcy Court approved a further extension of the period during which the Debtors have the exclusive right to file a plan or plans of reorganization to June 20, 2007, and the deadline by which the Debtors have the exclusive right to solicit acceptances to August 20, 2007. However, the Bankruptcy Court has the power to terminate these periods prior to June 20, 2007 and August 20, 2007, respectively, and we can make no assurance that the Bankruptcy Court will not do so.

We are largely dependent upon the plans and actions taken by Calpine, through its Chapter 11 restructuring, to develop, implement and approve a plan of reorganization that will strengthen and improve our financial health and permit us to emerge from Chapter 11. Four of our power plants are identified for possible sale by Calpine. They are the Carville, Columbia, Decatur and Goldendale facilities. CES, a wholly owned subsidiary of Calpine and a Debtor, currently is our primary customer. CES purchases the majority of the electricity produced by our facilities, and supplies the majority of the natural gas needed to operate our facilities, under the Fixed Price and Index Based Agreements. Should CES reject the Fixed Price or Index Based Agreements, or both, in the Chapter 11 cases, it could have a material adverse impact on our ability to continue to operate as a going concern. If CES were to reject either or both of the agreements, we plan to continue to sell power to CES under another contract or identify other potential customers and enter into alternative arrangements. COSCI, which is a Debtor and a wholly owned direct subsidiary of Calpine, acts as our primary operator for our plants under the Maintenance Agreement and the O&M Agreement. Should COSCI reject the Maintenance Agreement or the O&M Agreement, or both, we would seek similar operating agreements from COSCI or other providers. There is no assurance that we can negotiate other arrangements related to the above on acceptable terms.

At this time, it is not possible to accurately predict the effects of the Chapter 11 reorganization process on the business of the CalGen Debtors or if and when some or all of the CalGen Debtors may emerge from Chapter 11. The prospects for our future results depend on the timely and successful development, confirmation and implementation of a plan or plans of reorganization of the CalGen Debtors, which plan or plans may cover some or all of the other Debtors. There can be no assurance that a successful plan or plans of reorganization will be proposed by the CalGen Debtors, supported by the CalGen Debtors’ creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The ultimate recovery, if any, that creditors and equity security holders receive will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to the interests of each of the various creditor and equity, or other security holder constituencies, and it is possible that the equity interests in, or other securities issued by CalGen and the other CalGen Debtors, will be restructured in a manner that will substantially reduce or eliminate any remaining value of such equity interests or other securities or that certain creditors may ultimately receive little or no payment with respect to their claims. If claims of any of the CalGen Debtors’ creditors will not be compromised, it is possible that such creditors will not have the right to vote on any such plan or plans. Whether or not a plan or plans or reorganization are approved, it is possible that the assets of any one or more of the CalGen Debtors may be liquidated.

As a result of our Chapter 11 cases and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the

Index   Definitions

DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with Calpine and our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Significant Pending Matters and Recent Developments

On January 26, 2006, the Bankruptcy Court entered a final order approving Calpine’s DIP Facility and removing its previously imposed limitation on Calpine’s ability to borrow thereunder. See Note 5. for further information regarding the DIP Facility. In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed Calpine’s, as well as our own, business activities to continue to function. We have also sought and obtained Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, and maintain our insurance programs, which has allowed us to continue to operate the existing business in the ordinary course. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading in its common stock (and related securities) and, currently on an interim basis only, trading in its claims, which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time during which we have the exclusive right to file and seek approval of a plan of reorganization.

Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant Bankruptcy Court orders including the Cash Collateral Order, intercompany transfers are generally recorded as intercompany loans. On December 20, 2006, the Bankruptcy Court approved an order (as modified by the Bankruptcy Court’s order entered on January 18, 2007) modifying the Cash Collateral Order, pursuant to which the collateral agent for our Notes and Term Loans transferred $259.6 million in excess cash to Calpine in the form of an intercompany loan. In addition, pursuant to the order, the collateral agent will honor all future requests for intercompany loan transfers within three days of receipt of the request, provided that the Debtors are in compliance with their adequate protection obligations under the Cash Collateral Order and certain specified provisions of the indentures governing the Notes. As adequate protection to holders of the Notes, the Term Loan lenders and the lenders under the Revolving Credit Agreement, we shall have a first priority lien upon the excess cash flow transferred to the extent such funds remain in a separate account maintained by Calpine. In addition, we shall have an allowed claim in the amount of the excess cash flow transferred against each of the Debtors and a junior lien upon all assets of each of the Debtors, with the exception of certain Debtors as set forth in the December 20, 2006, and January 18, 2007, orders.

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

Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts

Index   Definitions

or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot determine with certainty the magnitude of these potential claims at this time, but to the extent a potential claim is probable and estimable, we record our estimate of the allowed claim at the time of rejection or upon Bankruptcy Court approval, depending upon the facts and circumstances. The most significant of these contract rejections that were pending or occurred during the six months ending June 30, 2006, or thereafter through the date of this filing include the following:

•

On September 12, 2006, we filed with the Bankruptcy Court a notice of rejection of a transportation contract between Columbia Energy LLC, a CalGen Debtor, and South Carolina Pipeline Corporation. The contract, which is scheduled to expire on November 30, 2023, was for transportation capacity on an intrastate pipeline that exceeded the Columbia facility’s requirements. On September 25, 2006, South Carolina Pipeline Corporation filed certain objections to the rejection notice, which were ultimately resolved by the parties, and, on October 25, 2006, the Bankruptcy Court entered the parties’ stipulation settling this matter. Under the stipulation, the effective date of rejection is October 25, 2006, and South Carolina Pipeline Corporation must file its claim for rejection damages by December 22, 2006. South Carolina Pipeline Corporation filed a proof of claim December 21, 2006, for rejection damages comprising $5.3 million in secured claims and $160.3 million in unsecured claims. It is not certain at this time whether some or all of these claims will ultimately be allowed.

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

In addition, we had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected. Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for us to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between CalGen Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006. The most significant of these matters that were pending or occurred during the six months ending June 30, 2006, or thereafter through the date of this filing include the following:

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

Index   Definitions

•

On January 19, 2007, we filed a motion with the Bankruptcy Court to assume certain leases and executory contracts relating to operation of the Baytown facility, a 753-MW natural gas-fired combined cycle cogeneration plant located near Baytown, Texas. The agreements we seek to assume include (i) the Ground Lease and Easement, (ii) the Services Agreement, and (iii) numerous other agreements that facilitate the operation and maintenance of the Baytown facility and the use of certain real property rights appurtenant thereto. Hearing on the motion is currently scheduled for January 31, 2007, before the Bankruptcy Court.

We are also required to obtain Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to Bankruptcy Court-approved auction procedures. The most significant of these matters that were pending or occurred during the six months ended June 30, 2006, or thereafter through the date of this filing include the following:

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

Other significant matters in the Chapter 11 cases that were pending or occurred during the six months ended June 30, 2006, or thereafter through the date of this filing include the following:

•

On December 6, 2006, the Bankruptcy Court entered an interim order establishing the effective date for notice and sell-down procedures for trading in claims against the Debtors’ estates and scheduling a hearing on February 7, 2007, to approve an order establishing notice and sell-down procedures for trading in claims against the Debtors’ estates. The notice and sell-down procedures will allow the Debtors to identify substantial claim holders and to require certain claim holders who purchase claims after entry of the interim order to sell down a portion of those claims, if necessary, to protect the Debtors’ ability to utilize their accumulated net operating losses and other tax attributes. Pursuant to the interim order, potential purchasers of claims against the Debtors are deemed notified that, to the extent a final order is approved, they may be subject to a required sell-down of any claims purchased after December 6, 2006, pursuant to the terms of the final order. The Bankruptcy Court previously approved certain trading notification and transfer procedures designed to allow Calpine Corporation to restrict trading in its common stock (and related securities) which could negatively impact the Debtors’ accumulated net operating losses and other tax attributes.

•

On January 26, 2007, Calpine filed a motion for an order authorizing the Debtors to obtain a $5.0 billion replacement debtor-in-possession financing facility to refinance the existing $2.0 billion DIP Facility and repay the approximately $2.516 billion of CalGen Secured Debt. The proposed refinancing is intended to replace the higher interest-rate DIP Facility and CalGen Secured Debt with lower interest-rate debt, resulting in potential savings in interest expense and in savings to audit fees and compliance costs related to existing CalGen Secured Debt. To effectuate the proposed repayment of the CalGen Secured Debt, the motion also asks the Bankruptcy Court to allow the Debtors’ limited objection to the claims filed by the holders of the CalGen Secured Debt and to determine the value of those claims. A hearing on the motion is currently scheduled before the Bankruptcy Court on February 27, 2007.

3.  Restatement

Our Consolidated Condensed Financial Statements for the three and six months ended June 30, 2005, were restated in this Report to correct certain errors identified in connection with preparing our December 31, 2005 financial statements as described in our 2005 Form 10-K and below.

Index   Definitions

Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing, consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities was understated by $3.7 million as of June 30, 2005 and net loss was overstated for income tax benefits not recognized in the amount of $17.5 million for the three months ended June 30, 2005 and $26.4 million for the six months ended June 30, 2005. Accordingly, we restated our Consolidated Condensed Statement of Operations and Statement of Cash Flows for the three months and six months ended June 30, 2005, to correct this error.

Fuel expense — We determined through our intercompany reconciliation procedures that we overpaid CES by $4.6 million for fuel expenses during the three months ended June 30, 2005 and $10.7 million during the six months ended June 30, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we restated fuel expenses by recording a reduction of $4.6 million and $10.7 million in fuel expense for the three and six months ended June 30, 2005, respectively.

Deferred transmission credits — We determined that we incorrectly classified $0.5 million in payments made for point-to-point deferred transmission credits and $0.7 million in reimbursement payments received for point-to-point deferred transmission credits in our Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We restated our Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2005 to properly classify such amounts.

Other operating (income) expense –– In connection with the preparation of our 2005 Form 10-K, we determined that other out-of-period adjustments between the three months ended March 31, 2005 and the three months ended June 30, 2005, previously identified but deemed to be immaterial both individually and in the aggregate in prior periods, should be corrected. Accordingly, we restated herein our Consolidated Condensed Statement of Operations for the three months ended June 30, 2005 in the amount of $(1.5) million to correct such errors.

Index   Definitions

The following tables reflect the originally reported and restated amounts for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Previously Reported	Restated	As Previously Reported	Restated
	(In thousands)
Consolidated Condensed Statement of Operations:
Fuel expense	$337,310	$332,742	$678,035	$667,297
Total cost of revenue	455,483	450,915	884,743	874,005
Gross profit	33,951	38,519	56,971	67,709
Other operating (income) expense	––	1,500	––	––
Income from operations	6,568	9,636	26,337	37,075
Income tax expense (benefit)	—	(17,493)	—	(26,353)
Net loss	$(48,742)	$(28,181)	$(79,546)	$(42,455)

	Six Months Ended
	June 30, 2005
	As previously reported	Restated
	(In thousands)
Consolidated Condensed Statement of Cash Flows:
Deferred income tax	$—	$(26,353)
Accounts receivable – related party	$(37,418)	$(48,156)
Other assets	$5,816	$5,657
Cash provided by operating activities	$43,901	$43,742
Payments of deferred transmission credit	$—	$(500)
Proceeds from deferred transmission credit	$—	$659
Cash used in investing activities	$(67,792)	$(67,633)

4.  Property, Plant and Equipment, Net

As of June 30, 2006, and December 31, 2005, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	June 30, 2006	December 31, 2005
Buildings, machinery and equipment	$5,564,594	$5,563,844
Less: Accumulated depreciation and amortization	(597,496)	(517,983)
	4,967,098	5,045,861
Land	7,854	7,854
Property, plant and equipment, net	$4,974,952	$5,053,715

Total depreciation and amortization expense for the three and six months ended June 30, 2006 and 2005 was $37.7 million and $43.7 million, respectively, and $78.8 million and $84.4 million, respectively.

Impairment Evaluation — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors that could trigger an impairment include likelihood of sale at a loss, significant underperformance relative to historical or projected future operating results, significant changes

Index   Definitions

in how we use the acquired assets in our overall business strategy and significant negative industry or economic trends.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The significant assumptions used in our undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas and the expected pricing for those commodities as well as the resultant spark spreads in the various regions where we generate electricity. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss to the extent that the fair value was less than the book value.

Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors related to our projects. Our review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge was recorded during the three and six months ended June 30, 2006 and 2005. However, we recorded impairment charges of $1.2 billion related to four of our power plants in the three months ended December 31, 2005. Future events could cause us to conclude that additional impairment indicators exist and that additional long-lived assets might be impaired.

5.  Debt

DIP Facility

In connection with its Chapter 11 cases, Calpine, as a borrower, entered into the $2 billion DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. On January 26, 2006, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility, which will remain in place until the earlier of an effective plan of reorganization or December 20, 2007, is comprised of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points or base rate plus 125 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis points and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. The DIP Facility is secured by first priority liens on all of the unencumbered assets of the Debtors and junior liens on all of their encumbered assets. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility will be used, among other things, for working capital and other general corporate purposes.

The DIP Facility was amended and restated on February 23, 2006, and further amended on May 3, 2006, September 25, 2006, and most recently December 20, 2006, to, among other things, (i) implement various provisions of the December 20, 2006 Bankruptcy Court order amending the Cash Collateral Order, including allowing for certain liens in favor of us, (ii) allow adequate protection payments to holders of Calpine’s second priority debt totaling approximately $466 million for 2006 and 2007 and (iii) eliminating the provision that reduces the DIP revolver commitment from $1 billion to $750 million based on certain asset sale mechanics.

As of June 30, 2006, there was $998.3 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $11.7 million of letters of credit had been issued against the revolving facility. As of December 31, 2006, there was $996.5 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $82.5 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees because each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.

Notes and Term Loans

The $2.4 billion of Notes and Term Loans were issued in connection with the 2004 Refinancing in several tranches and, except for the 11.50% Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread as detailed below. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.50%.

Index   Definitions

Face Amount	Description	Interest Rate	Carrying Amount at June 30, 2006
(In millions)			(In millions)
$235.0	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points(1)	$235.0
640.0	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points(2)	634.0
680.0	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	680.0
150.0	Third Priority Secured Notes Due 2011	11.50%	150.0
600.0	First Priority Secured Term Loans Due 2009	LIBOR plus 375 basis points(1)	600.0
100.0	Second Priority Secured Term Loans due 2010	LIBOR plus 575 basis points(2)	99.1
	Revolving Credit Facility	Base (8%) plus 250 basis points, or LIBOR plus 350 basis points	112.3
$2,405.0			$2,510.4

____________

(1)	The Company may also elect a Base Rate plus 275 basis points.
(2)	The Company may also elect a Base Rate plus 475 basis points.

The stated interest rate of the First Priority Secured Term Loans and First Priority Secured Floating Rate Notes was 8.86% at June 30, 2006, and 8.04% at December 31, 2005. The stated interest rate of the Second Priority Secured Term Loans and Second Priority Secured Floating Rate Notes was 10.86% at June 30, 2006 and 10.04% at December 31, 2005. The stated interest rate of the Third Priority Secured Floating Rate Notes was 14.12% at June 30, 2006 and 13.22% at December 31, 2005. The stated interest rate of the Revolving Credit Facility was 10.50% at June 30, 2006 and 7.89% at December 31, 2005.

Other Financings

In connection with the 2004 Refinancing, the Company entered into an agreement with a group of banks led by The Bank of Nova Scotia for the $200.0 million Revolving Credit Facility. This three-year facility is available for specified working capital purposes and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points, in each case as defined in the Revolving Credit Facility. At June 30, 2006 and December 31, 2005, $41.9 million and $158.3 million in letters of credit were issued and outstanding. These letters of credit were primarily issued to support fuel purchases and other operational activities. In addition, there was $112.3 million and $40.8 million in outstanding borrowings under the Revolving Credit Facility at June 30, 2006 and December 31, 2005, respectively. Of the total borrowings outstanding at June 30, 2006 under the Revolving Credit Facility, $82.3 million were drawn on CalGen letters of credit by third parties to pay for pre-petition gas purchases made by CES. We have recorded a receivable from CES for the amounts drawn, as they should be reimbursed by CES; however, these balances are included in our allowance for doubtful accounts. An additional $30.0 million in borrowings under the Revolving Credit Facility related to letters of credit was drawn on April 1, 2006 as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility were approximately $112.3 million at June 30, 2006 and at December 31, 2006.

In connection with a Water Agreement entered into with Contra Costa Water District for raw water service through April 2015, the Delta and Los Medanos facilities issued a promissory note valued at $3.5 million for the service connection fee. Payments are due annually, on April 1 of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. Obligations under the note are split 70% Delta and

Index   Definitions

30% Los Medanos per the terms of the Water Agreement. At each of June 30, 2006 and December 31, 2005, the balance of the note was $2.1 million.

We filed for reorganization pursuant to Chapter 11 of the Bankruptcy Code in December 2005 as discussed in Note 2. In accordance with SOP 90-7, we continue to accrue and recognize interest expense on debt that is considered to be fully secured (i.e. the value of the underlying collateral is in excess of the principal amount of debt). Consequently, the Notes, the Term Loans and borrowings under the Revolving Credit Facility are not deemed to be subject to compromise.

Covenant Compliance

Due to our Chapter 11 cases and the Company’s failure to comply with certain other financial covenants under the Notes, the Term Loans and the Revolving Credit Facility as a result of such filings, we are in default on most of our debt obligations (other than our obligations under the DIP Facility). Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken against any of the CalGen Debtors with regard to any of the defaults under the pre-petition debt obligations. However, as a result of our Chapter 11 filing, our entire outstanding debt balance under the Notes, Term Loans and Revolving Credit Facility as of June 30, 2006 in the amount of $2.5 billion was classified as current liabilities.

Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. As of June 30 and December 31, 2006, we were in compliance with the DIP Facility covenants.

6.  Liabilities Subject to Compromise

Liabilities subject to compromise include unsecured liabilities incurred prior to the petition date and under-secured liabilities, including secured liabilities as to which there is uncertainty as to whether the value of the collateral securing such liabilities is less than, equals or exceeds such liabilities. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent our estimates of known or potential pre-petition claims that are likely to be resolved in connection with the Chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. There can be no assurance that the fair value of the assets of the CalGen Debtors will be found to exceed the fair value of their liabilities. This could result in claims being paid at less than 100% of their face value and our equity held by Calpine could be diluted or eliminated entirely.

The amounts of liabilities subject to compromise at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(In thousands)

Pre-petition accounts payable	$9,408	$10,073
Accrued liabilities	7,202	15,519
Total liabilities subject to compromise	$16,610	$25,592

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

Index   Definitions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
CES	$473,285	$362,015	$833,313	$707,341

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

Accounts receivable due from CES and other related parties at June 30, 2006 and December 31, 2005, were as follows (in thousands):

	June 30,	December 31,
	2006	2005
	(In thousands)
Receivables:
CES	$158,221	$136,219
Net receivable (payable) from affiliates under netting agreement	(35,806)	(28,448)
Net receivable from affiliates under netting agreement	122,415	107,771
Other affiliates	1,718	500
Less allowance for doubtful accounts	(102,816)	(102,816)
Net accounts receivable – related party	$21,317	$5,455

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

The net related-party balances as of June 30, 2006 and December 31, 2005, are reflected in the accompanying Consolidated Condensed Balance Sheets and the related-party transactions for the three months and six months ended June 30, 2006 and 2005, are reflected in the accompanying Consolidated Condensed Statements of Operations.

Index   Definitions

9.  Derivative Instruments

To manage forward exposure to price fluctuations, we entered into a three-year Index Hedge with MSCG. The Index Hedge provides for semi-annual payments to us if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to the Company under the Index Hedge for the six months ended June 30, 2006 and 2005. We paid $45.0 million for the Index Hedge at the time of the closing of the 2004 Refinancing. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on our internally developed models. We recorded the valuation difference as a component of derivative assets. In accordance with EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the Index Hedge. The amount amortized (realized expense) for the three and six months ended June 30, 2006 were $3.0 million and $6.4 million respectively. The Index Hedge qualifies as a derivative under SFAS No. 133 but does not meet hedge accounting requirements and, therefore, changes in the value are recognized in the Consolidated Condensed Statement of Operations as an unrealized gain or loss. There were unrealized losses from such changes in value of $0.3 million and $1.0 million for the three months and six months ended June 30, 2006, respectively.

The table below reflects the amounts that are recorded as assets and liabilities at June 30, 2006, for the Company’s derivative instruments (in thousands):

June 30, 2006
Current derivative assets	$17,202
Long-term derivative assets	—
Total derivative assets	$17,202

The table below reflects the impact of CalGen’s derivative instruments on its pre-tax earnings from mark-to-market activity of derivatives for the three and six month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Unrealized mark-to-market loss	$(268)	$(49)	$(996)	$(1,723)
Realized mark-to-market loss	(2,959)	(130)	(6,360)	(5,741)
Total mark-to-market activity, net	$(3,227)	$(179)	$(7,356)	$(7,464)

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

Index   Definitions

Guarantees

In connection with its Chapter 11 cases, Calpine entered into the $2 billion DIP Facility, which was amended and restated as of February 23, 2006. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization or December 20, 2007. As of June 30, 2006, there was $998.3 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility, and $11.7 million in letters of credit had been issued against the revolving facility. As of December 31, 2006, there was $996.5 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $82.5 million of letters of credit had been issued against the revolving facility. We do not record a liability related to the guarantees because each is a subsidiary’s guarantee of the debt owed to a third party by its parent.

Litigation

As discussed above, the CalGen Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed and, subject to certain exceptions, absent further order of the Bankruptcy Court no party may take any action to recover on pre-petition claims against the CalGen Debtors. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the Chapter 11 cases and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business or outstanding legal proceedings.

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

Index   Definitions

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

Panda Energy International, Inc., et al. v. Calpine, et al.  On November 5, 2003, Panda filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, which Calpine acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta Energy Center and that the defendants’ actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including related interest) is currently outstanding. Calpine has filed a counterclaim against Panda based on a guaranty. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to vigorously defend it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but has not proceeded as the action has been stayed due to the Chapter 11 cases. There has been no activity since the Petition Date.

Delta RMR Proceeding.  Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR contract with the CAISO originally entered into in 2003 and renewed for calendar years 2004, 2005 and 2006. The Delta RMR contract was not renewed for calendar year 2007. When the Delta RMR contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR contract. Under the terms of settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR contract until a similar RMR proceeding involving Mirant Corp. was resolved by FERC. Under the terms of the settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the Delta RMR Settlement was entered into, Delta and CAISO have entered into RMR contracts for the years 2003, 2004 and 2005 pursuant to the terms of the settlement.

On June 3, 2005, FERC issued a final order in the Mirant Corp. RMR proceeding, resolving that proceeding and triggering the reopening of the settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003 through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain

Index   Definitions

intervening parties, Delta has begun to direct into an escrow account the difference between the previously-filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. On or about October 12, 2006, Delta, and certain other Calpine entities executed a Settlement and Release of Claims Agreement with the CAISO, the California Electricity Oversight Board and PG&E resolving the claims under the Delta RMR Proceeding. The Settlement and Release of Claims Agreement was filed on October 19, 2006 at the FERC. In addition to being subject to FERC approval, the effectiveness of the Settlement and Release of Claims Agreement is contingent upon the satisfaction of certain conditions precedent set forth in other agreements entered into between certain Calpine entities and PG&E. As the parties have agreed that Delta’s 2006 rates shall be the same as the 2005 rates, upon effectiveness of the Settlement and Release of Claims Agreement, Delta shall release to the CAISO amounts held in the escrow account. The Settlement and Release of Claims is part of a larger settlement involving the resolution of a number of RMR-related claims for which PG&E and the CAISO had filed proofs of claim in the Chapter 11 cases against the Debtors amounting to more than $330 million. Pursuant to the Settlement and Release of Claims Agreement, such claims are required to be withdrawn by PG&E and CAISO within five business days after the Settlement and Release of Claims is approved by FERC and, to the extent necessary, the Bankruptcy Court and the California Public Utilities Commission. On November 15, 2006, the Bankruptcy Court granted the Debtor’s motion for approval of the release of the claims pursuant to the Settlement and Release of Claims Agreement. On December 28, 2006, FERC conditionally approved the Settlement and Release of Claims Agreement, subject to the conditions set forth therein, as modified by FERC. On January 12, 2007, the signing parties filed an amendment, which adopted FERC’s conditions. The Settlement and Release Agreement is not effective until the remaining conditions precedent have either been satisfied or waived, including the condition precedent that a California Public Utilities Commission order approving certain agreements between PG&E and certain Calpine subsidiaries is final and non-appealable.

See Note 2 for a description of our Chapter 11 cases.

In addition, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

11.  Guarantor Subsidiaries - Supplemental Consolidating Financial Statements

The Notes and Term Loans issued in connection with the 2004 Refinancing were secured by substantially all of our assets and the assets of the Subsidiary Guarantors. In addition, CalGen Holdings’ membership interest in CalGen and CalGen’s membership interest in CalGen Expansion Company, LLC are pledged as collateral. CalGen Expansion Company, LLC owns, through its direct and indirect wholly owned subsidiaries, 100% of the interests in CalGen’s facilities, including Goldendale. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes and Term Loans as discussed in Note 5, are fully and unconditionally guaranteed on a joint and several basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the applicable guarantor.

Pursuant to Rule 3-10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors and our subsidiaries other than the Subsidiary Guarantors. Consolidating Condensed Balance Sheets as of June 30, 2006 and December 31, 2005, Consolidating Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005, are presented below.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

June 30, 2006

(Unaudited)

(In thousands)

ASSETS	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Current assets:
Cash and cash equivalents	$205,480	$28	$3	$—	$205,511
Restricted cash, current	—	2	55	—	57
Accounts receivable, net of allowance of $6,692	2,043	38,157	199	—	40,399
Accounts receivable – related party, net of allowance of $102,816	(252,421)	308,679	(38,424)	3,483	21,317
Notes receivable, current portion	—	424	—	—	424
Inventories	—	20,049	1,068	—	21,117
Current derivative assets	17,202	—	—	—	17,202
Deferred tax asset	—	5,560	—	—	5,560
Prepaid and other current assets	896	28,849	940	—	30,685
Total current assets	(26,800)	401,748	(36,159)	3,483	342,272
Property, plant and equipment, net	—	4,884,754	90,198	—	4,974,952
Investment in affiliates	2,644,004	—	—	(2,644,004)	—
Notes receivable, net of current portion	—	18,760	—	—	18,760
Notes receivable, affiliate	2,542,857	—		(2,542,857)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	33,878	32,323	1,555	(33,878)	33,878
Other assets	30,000	33,985	90	(5,169)	58,906
Total assets	$5,223,939	$5,371,570	$55,779	$(5,222,425)	$5,428,863

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,985	$64,590	$112	$—	$82,687
Notes payable, current	—	279	—	—	279
Priority notes, term loans and other financings, current	2,510,365	2,396,336	114,029	(2,510,365)	2,510,365
Accrued interest payable	66,370	63,329	3,041	(66,370)	66,370
Other current liabilities	—	205	14	—	219
Total current liabilities	2,594,720	2,524,739	117,196	(2,576,735)	2,659,920
Notes payable, net of current portion	—	1,838	—	—	1,838
Deferred tax liability	1,046	79,228	6,989	(1,686)	85,577
Deferred revenue	—	9,997	—	—	9,997
Other liabilities	—	26,748	—	—	26,748
Total liabilities not subject to compromise	2,595,766	2,642,550	124,185	(2,578,421)	2,784,080
Liabilities subject to compromise	—	15,995	615	—	16,610
Commitments and contingencies
Member’s equity (deficit)	2,628,173	2,713,025	(69,021)	(2,644,004)	2,628,173
Total liabilities and member’s equity	$5,223,939	$5,371,570	$55,779	$(5,222,425)	$5,428,863

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2005

(Unaudited)

(In thousands)

ASSETS	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Current assets:
Cash and cash equivalents	$143,427	$26	$3	$—	$143,456
Restricted cash, current	—	—	55	—	55
Accounts receivable, net of allowance of $4,649	—	70,480	134	—	70,614
Accounts receivable – related party, net of allowance of $102,816	(2,479)	214,403	321	(206,790)	5,455
Notes receivable, current portion	—	436	—	—	436
Inventories	—	19,329	1,067	—	20,396
Current derivative assets	16,380	—	—	—	16,380
Deferred tax asset	—	5,055	—	—	5,055
Prepaid and other current assets	497	18,768	216	—	19,481
Total current assets	157,825	328,497	1,796	(206,790)	281,328
Property, plant and equipment, net	—	4,962,724	90,991	—	5,053,715
Investment in affiliates	2,725,161	—	—	(2,725,161)	—
Notes receivable, net of current portion	—	18,977	—	—	18,977
Notes receivable, affiliate	2,459,340	—	—	(2,459,340)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	40,043	38,205	1,838	(40,043)	40,043
Long-term derivative assets	8,178	—	—	—	8,178
Other assets	1,686	31,719	—	(1,686)	31,719
Total assets	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$188,206	$67,037	$52,652	$(206,790)	$101,105
Notes payable, current	—	171	—	—	171
Priority notes, term loans and other financings, current	2,437,982	2,327,872	110,110	(2,437,982)	2,437,982
Accrued interest payable	61,401	58,586	2,815	(61,401)	61,401
Other current liabilities	—	1,695	144	—	1,839
Total current liabilities	2,687,589	2,455,361	165,721	(2,706,173)	2,602,498
Notes payable, net of current portion	—	1,943	—	—	1,943
Deferred tax liability	—	69,577	5,239	(1,686)	73,130
Deferred revenue	—	8,770	—	—	8,770
Other liabilities	—	17,478	—	—	17,478
Total liabilities not subject to compromise	2,687,589	2,553,129	170,960	(2,707,859)	2,703,819
Liabilities subject to compromise	—	24,977	615	—	25,592
Commitments and contingencies
Member’s equity (deficit)	2,704,644	2,802,016	(76,855)	(2,725,161)	2,704,644
Total liabilities and member’s equity	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the three months ended June 30, 2006

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$470,029	$3,256	$—	$473,285
Electricity and steam revenue – third party	—	107,439	(60)	—	107,379
Total electricity and steam revenue	—	577,468	3,196	—	580,664
Mark-to-market activity, net	(3,227)	—	—	—	(3,227)
Other revenue	—	2,300	—	—	2,300
Total revenue	(3,227)	579,768	3,196	—	579,737
Cost of revenue:
Plant operating expense		45,936	3,133	—	49,069
Fuel expense	—	418,343	1,286	—	419,629
Purchased power expense	—	3,648	—	—	3,648
Depreciation and amortization expense	—	37,542	141	—	37,683
Total cost of revenue	—	505,469	4,560	—	510,029
Gross profit (loss)	(3,227)	74,299	(1,364)	—	69,708
Sales, general and administrative expense	269	6,449	(23)	—	6,695
Income (loss) from operations	(3,496)	67,850	(1,341)	—	63,013
Interest expense – third party	73,354	70,047	3,307	(73,354)	73,354
Interest (income)	(74,979)	(832)	—	73,354	(2,457)
Equity loss (income) in subsidiaries	12,211	—	—	(12,211)	—
Other expense (income), net	(192)	29	85	—	(78)
Income (loss) before reorganization items and income taxes	(13,890)	(1,394)	(4,733)	12,211	(7,806)
Reorganization items	1,553	—	—	—	1,553
Income (loss) before income taxes	(15,443)	(1,394)	(4,733)	12,211	(9,359)
Income tax expense	805	4,803	1,281	—	6,889
Net income (loss)	$(16,248)	$(6,197)	$(6,014)	$12,211	$(16,248)

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2006

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$822,077	$11,236	$—	$833,313
Electricity and steam revenue – third party	—	231,657	65	—	231,722
Total electricity and steam revenue	—	1,053,734	11,301	—	1,065,035
Mark-to-market activity, net	(7,356)	—	—	—	(7,356)
Other revenue	—	5,090	—	—	5,090
Total revenue	(7,356)	1,058,824	11,301	—	1,062,769
Cost of revenue:
Plant operating expense	—	82,433	6,128	—	88,561
Fuel expense	—	791,089	7,376	—	798,465
Purchased power expense	—	12,472	—	—	12,472
Depreciation and amortization expense	—	78,044	792	—	78,836
Total cost of revenue	—	964,038	14,296	—	978,334
Gross profit (loss)	(7,356)	94,786	(2,995)	—	84,435
Sales, general and administrative expense	734	8,257	40	—	9,031
Income (loss) from operations	(8,090)	86,529	(3,035)	—	75,404
Interest expense – third party	142,261	135,825	6,436	(142,261)	142,261
Interest (income)	(145,332)	(1,660)	—	142,261	(4,731)
Equity loss (income) in subsidiaries	68,917	—	—	(68,917)	—
Other expense (income), net	(811)	510	170	—	(131)
Income (loss) before reorganization items and income taxes	(73,125)	(48,146)	(9,641)	68,917	(61,995)
Reorganization items	1,553	—	—	—	1,553
Income (loss) before income taxes	(74,678)	(48,146)	(9,641)	68,917	(63,548)
Income tax expense	1,046	9,380	1,750	—	12,176
Net income (loss)	$(75,724)	$(57,526)	$(11,391)	$68,917	$(75,724)

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the three months ended June 30, 2005

(Unaudited)

(Restated, in thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$353,372	$8,643	$—	$362,015
Electricity and steam revenue – third party	—	127,150	—	—	127,150
Total electricity and steam revenue	—	480,522	8,643	—	489,165
Mark-to-market activity, net	(179)	—	—	—	(179)
Other revenue	—	448	—	—	448
Total revenue	(179)	480,970	8,643	—	489,434
Cost of revenue:
Plant operating expense	—	68,324	3,229	—	71,553
Fuel expense	—	325,903	6,839	—	332,742
Purchased power expense	—	2,895	—	—	2,895
Depreciation and amortization expense	—	41,580	2,145	—	43,725
Total cost of revenue	—	438,702	12,213	—	450,915
Gross profit (loss)	(179)	42,268	(3,570)	—	38,519
Long-term service agreement cancellation charge	—	23,864	—	—	23,864
Sales, general and administrative expense	210	3,148	161	—	3,519
Other operating expense	—	1,500	—	—	1,500
Income (loss) from operations	(389)	13,756	(3,731)	—	9,636
Interest expense – third party	55,308	52,584	2,724	(55,308)	55,308
Interest (income)	(55,436)	(480)	—	55,308	(608)
Equity loss (income) in subsidiary	28,076	—	—	(28,076)	—
Other expense (income), net	(91)	607	94	—	610
Income (loss) before income taxes	(28,246)	(38,955)	(6,549)	28,076	(45,674)
Income tax benefit	(65)	(14,920)	(2,508)	—	(17,493)
Net income (loss)	$(28,181)	$(24,035)	$(4,041)	$28,076	$(28,181)

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2005

(Unaudited)

(Restated, in thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$683,250	$24,091	$—	$707,341
Electricity and steam revenue – third party	—	240,189	—	—	240,189
Total electricity and steam revenue	—	923,439	24,091	—	947,530
Mark-to-market activity, net	(7,464)	—	—	—	(7,464)
Other revenue	—	1,648	—	—	1,648
Total revenue	(7,464)	925,087	24,091	—	941,714
Cost of revenue:
Plant operating expense	—	108,032	6,995	—	115,027
Fuel expense	—	648,951	18,346	—	667,297
Purchased power expense	—	7,313	—	—	7,313
Depreciation and amortization expense	—	80,422	3,946	—	84,368
Total cost of revenue	—	844,718	29,287	—	874,005
Gross profit (loss)	(7,464)	80,369	(5,196)	—	67,709
Long-term service agreement cancellation charge	—	23,864	—	—	23,864
Sales, general and administrative expense	395	6,046	329	—	6,770
Income (loss) from operations	(7,859)	50,459	(5,525)	—	37,075
Interest expense – third party	106,057	100,799	5,258	(106,057)	106,057
Interest (income)	(106,494)	(960)	—	106,057	(1,397)
Equity loss (income) in subsidiary	37,979	—	—	(37,979)	—
Other expense (income), net	(168)	1,207	184	—	1,223
Income (loss) before income taxes	(45,233)	(50,587)	(10,967)	37,979	(68,808)
Income tax benefit	(2,778)	(19,375)	(4,200)	—	(26,353)
Net income (loss)	$(42,455)	$(31,212)	$(6,767)	$37,979	$(42,455)

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW

For the six months ended June 30, 2006

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Cash flows from operating activities:
Net income (loss)	$(75,724)	$(57,526)	$(11,391)	$68,917	$(75,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,090	84,809	1,117	(7,090)	85,926
Deferred income taxes	1,046	9,146	1,750	—	11,942
Change in derivative assets	7,356	—	—	—	7,356
Loss on sale of assets	—	1,290	—	—	1,290
Equity loss on subsidiary	68,917	—	—	(68,917)	—
Change in operating assets and liabilities:
Accounts receivable	(2,043)	32,323	(65)	—	30,215
Accounts receivable – related party	22,630	(57,191)	10,337	8,576	(15,648)
Other current assets	(399)	(12,909)	(725)	—	(14,033)
Other assets	1,686	(1,819)	(90)	3,483	3,260
Accounts payable and accrued liabilities	26,525	(12,420)	(1,159)	—	12,946
Accrued interest payable	4,969	4,743	226	(4,969)	4,969
Other accrued liabilities	—	10,309	—	—	10,309
Net cash provided by operating activities	62,053	755	—	—	62,808
Cash flows from investing activities:
Increase in restricted cash	—	(2)	—	—	(2)
Payment of deferred transmission credits	—	(2,765)	—	—	(2,765)
Proceeds from deferred transmission credits	—	4,458	—	—	4,458
Purchases of property, plant and equipment	—	(2,641)	—	—	(2,641)
Receipts from notes receivable	—	197	—	—	197
Net cash used in investing activities	—	(753)	—	—	(753)
Net increase in cash and cash equivalents	62,053	2	—	—	62,055
Cash and cash equivalents, beginning of period	143,427	26	3	—	143,456
Cash and cash equivalents, end of period	$205,480	$28	$3	$—	$205,511

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(Unaudited)

(Restated, in thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Cash flows from operating activities:
Net income (loss)	$(42,455)	$(31,212)	$(6,767)	$37,979	$(42,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,625	86,482	4,053	(6,625)	90,535
Deferred income taxes	(2,778)	(19,375)	(4,200)	—	(26,353)
Change in derivative assets	7,464	—	—	—	7,464
Equity loss on subsidiary	(37,979)	—	—	37,979	—
Long-term service agreement cancellation charge	—	23,864	—	—	23,864
Change in operating assets and liabilities:
Accounts receivable	(121)	(6,075)	18	—	(6,178)
Accounts receivable – related party	19,833	(11,310)	6,864	(63,543)	(48,156)
Other current assets	(304)	490	(51)	—	135
Other assets	—	5,657	—	—	5,657
Accounts payable and accrued liabilities	19,871	10,722	(115)	—	30,478
Accrued interest payable	5,790	5,522	268	(5,790)	5,790
Other accrued liabilities	—	2,868	93	—	2,961
Net cash provided by (used in) operating activities	(24,054)	67,633	163	—	43,742
Cash flows from investing activities:
Increase in restricted cash	—	—	(162)	—	(162)
Payment of deferred transmission credits	—	(500)	—	—	(500)
Proceeds from deferred transmission credits	—	659	—	—	659
Purchases of property, plant and equipment	—	(67,630)	—	—	(67,630)
Net cash used in investing activities	—	(67,471)	(162)	—	(67,633)
Cash flows from financing activities:
Repayment on notes payable	—	(166)	—	—	(166)
Net cash used in financing activities	—	(166)	—	—	(166)
Net increase (decrease) in cash and cash equivalents	(24,054)	(4)	1		(24,057)
Cash and cash equivalents, beginning of period	64,510	28	—	—	64,538
Cash and cash equivalents, end of period	$40,456	$24	$1	$—	$40,481

Index   Definitions

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the risks and uncertainties associated with our Chapter 11 cases, including impact on operations; (ii) risks relating to the Chapter 11 cases by Calpine and certain of its affiliates including CES, COSCI and CASCI, which risks include: risks related to the ability of Calpine and its affiliates to continue to perform under the various affiliate agreements, including the Fixed Price and Index Based Agreements, and their ability to attract, retain and motivate key employees who provide services to us; (iii) our and their ability to successfully implement new strategies; (iv) our ability to successfully reorganize and emerge from Chapter 11; (v) our ability to attract and retain customers and counterparties; (vi) our ability to implement our business plan; (vii) financial results that may be volatile and may not reflect historical trends; (viii) our ability to manage liquidity needs and comply with financing obligations; (ix) the direct or indirect effects on our business of our and our affiliates’ (including Calpine’s) impaired credit; (x) potential volatility in earnings and requirements for cash collateral associated with the use of commodity contracts; (xi) price and supply of natural gas; (xii) risks associated with the operation of power plants including unscheduled outages of operating plants; (xiii) quarterly and seasonal fluctuations of our results; (xiv) competition; (xv) risks associated with marketing and selling power from plants in the evolving energy markets; (xvi) present and possible future claims, litigation and enforcement actions; (xvii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; (xviii) restrictions imposed by the instruments governing our debt, and (xix) other risks identified in this report and the other reports that we file with the SEC, including, without limitation our 2005 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Overview

We are a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine. We are engaged, through our subsidiaries, in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Our aggregate combined estimated peak capacity represents approximately 37.1% of Calpine’s 26,459 MW of aggregate estimated peak capacity in operation at June 30, 2006. Thirteen of our facilities are natural gas-fired combined cycle facilities, and the fourteenth, our Zion facility, is a natural gas-fired simple cycle facility. As of June 30, 2006, all 14 of our facilities were operating.

Index   Definitions

Our revenues are generated from the sale of electrical capacity and energy together with a by-product, steam, through a series of agreements with third parties and through the Fixed Price and Index Based Agreements with CES, which were entered into in connection with the 2004 Refinancing on March 23, 2004. Under the Fixed Price and Index Based Agreements, CES purchases a portion of our energy at a fixed price and all of our remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices.

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

We are largely dependent upon the plans and actions taken by Calpine, through its Chapter 11 restructuring to develop, implement and approve a plan of reorganization that will strengthen and improve our financial health and permit us to emerge from Chapter 11. Four of our power plants are identified for possible sale by Calpine. They are the Carville, Columbia, Decatur and Goldendale facilities. CES currently is our primary customer and primary fuel supplier. CES purchases the majority of the electricity produced by our facilities, and supplies the majority of all of the natural gas needed to operate our facilities, under the Fixed Price and Index Based Agreements. Should CES reject the Fixed Price or Index Based Agreements, or both, in the Chapter 11 cases, it could have a material adverse impact on our ability to continue to operate as a going concern. If CES were to reject either or both of the agreements, we plan to continue to sell power to CES under another contract or identify other potential customers and enter into alternative arrangements. COSCI, which is a Debtor and a wholly owned direct subsidiary of Calpine, acts as our primary operator for our plants under the Maintenance Agreement and the O&M Agreement. Should COSCI reject the Maintenance Agreement or the O&M Agreement, or both, we would seek similar operating agreements from COSCI or other providers. There is no assurance that we can negotiate other arrangements related to the above on acceptable terms.

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

In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility (discussed below under “— Liquidity and Capital Resources,” which has allowed Calpine’s, as well as our own, business activities to continue to function. We have also sought and obtained Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, and maintain our insurance programs, which has allowed us to continue to operate the existing business in the ordinary course of business. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading in its common stock (and related securities) and, currently on an interim basis only, trading in its claims which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time during which we have the exclusive right to file and seek approval of a plan or plans of reorganization.

Index   Definitions

See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information regarding our Chapter 11 cases.

All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement discussed below and in Note 3 of the Notes to Consolidated Condensed Financial Statements. See “— Liquidity and Capital Resources” below for discussion of the financial challenges facing CalGen.

Restatement

Our Consolidated Condensed Financial Statements for the three and six months ended June 30, 2005 were restated in this Report to correct certain errors identified in connection with preparing our December 31, 2005 financial statements as described in our 2005 Form 10-K and below.

Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing, consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities was understated by $3.7 million as of June 30, 2005 and net loss was overstated for income tax benefits not recognized in the amount of $17.5 million for the three months ended June 30, 2005 and $26.4 million for the six months ended June 30, 2005. Accordingly, we restated our Consolidated Condensed Statement of Operations and Statement of Cash Flows for the three months and six months ended June 30, 2005, to correct this error.

Fuel expense — We determined through our intercompany reconciliation procedures that we overpaid CES by $4.6 million for fuel expenses during the three months ended June 30, 2005 and $10.7 million during the three months ended June 30, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we restated fuel expenses by recording a reduction of $4.6 million and $10.7 million in fuel expense for the three months and six months ended June 30, 2005, respectively.

Deferred transmission credits — We determined that we incorrectly classified $0.5 million in payments made for point-to-point deferred transmission credits and $0.7 million in reimbursement payments received for point-to-point deferred transmission credits in our Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We restated our Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2005 to properly classify such amounts.

Other operating (income) expense –– In connection with the preparation of our 2005 Form 10-K, we determined that other out-of-period adjustments between the three months ended March 31, 2005 and the three months ended June 30, 2005, previously identified but deemed to be immaterial both individually and in the aggregate in prior periods, should be

Index   Definitions

corrected. Accordingly, we restated herein our Consolidated Condensed Statement of Operations for the three months ended June 30, 2005 in the amount of $(1.5) million to correct such errors.

Results of Operations

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for percentages).

	Three Months Ended June 30,
	2006	2005 (Restated)	$ Change	% Change
Revenue:
Electricity and steam revenue – related party	$473,285	$362,015	$111,270	30.7%
Electricity and steam revenue – third party	107,379	127,150	(19,771)	(15.5)
Mark-to-market activity, net	(3,227)	(179)	(3,048)	#
Other Revenue	2,300	448	1,852	#
Total revenue	579,737	489,434	90,303	18.5
Cost of revenue:
Plant operating expense	49,069	71,553	22,484	31.4
Fuel expense	419,629	332,742	(86,887)	(26.1)
Purchased power expense	3,648	2,895	(753)	(26.0)
Depreciation and amortization expense	37,683	43,725	6,042	13.8
Total cost of revenue	510,029	450,915	(59,114)	(13.1)
Gross profit	69,708	38,519	31,189	81.0
LTSA cancellation	—	23,864	23,864	#
Sales, general and administrative expense	6,695	3,519	(3,176)	(90.3)
Other operating expense	—	1,500	1,500	#
Income from operations	63,013	9,636	53,377	#
Interest expense – third party	73,354	55,308	(18,046)	(32.6)
Interest (income)	(2,457)	(608)	1,849	#
Other (income) expense, net	(78)	610	688	#
Reorganization items	1,553	—	(1,553)	#
Loss before income taxes	(9,359)	(45,674)	36,315	79.5
Income tax expense (benefit)	6,889	(17,493)	(24,382)	#
Net loss	$(16,248)	$(28,181)	$11,933	42.3%

____________

#	Variance of 100% or greater

The overall increase in revenue was due primarily to a 30.5% increase in MWh generated from 5,991 MWh for the three months ended June 30, 2005 to 7,819 MWh for the three months ended June 30, 2006. Electricity and steam revenue increased as we completed construction and brought into operation the Pastoria facility in May 2005. New revenue generated at our Pastoria facility contributed $43.7 million, or nearly half, of the total increase. Additional increases in revenue of $30.3 million and $29.6 million were also recorded at our Decatur and Morgan facilities, respectively. The higher revenue at the Morgan and Decatur facilities is primarily the result of increased dispatch by CES resulting from a tolling agreement between CES and the Tennessee Valley Authority which became effective in September 2005.

Plant operating expense decreased due to the non-reoccurrence of $9.2 million and $5.0 million in equipment repair costs related to unplanned outages recorded in the three months ended June 30, 2005 for the Corpus Christi and Channel facilities, respectively. Also contributing to the decrease was the non-reoccurrence of $2.7 million in planned maintenance at the Channel facility in the second quarter of 2005 and $2.6 million in expenses incurred at the Morgan facility associated with a contract with BP Amoco which expired in December 2005.

Index   Definitions

Fuel expense increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to increased generation at the Pastoria, Morgan and Decatur facilities. Gas prices remained relatively unchanged compared to the corresponding period in 2005 as our average cost of natural gas decreased $0.01/MMBtu from $6.59 MMBtu for the three months ended June 30, 2005 to $6.58 MMBtu for the three months ended June 30, 2006.

Depreciation expense decreased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to power asset impairment charges of approximately $1.2 billion recognized in the three months ended December 31, 2005. This was partially offset by depreciation related to the Pastoria facility, which was brought into operation in May 2005.

LTSA cancellation costs decreased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. In June 2005, we canceled long-term service agreements at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion, and we recorded a cost of $23.5 million as a result of these cancellations. No LTSAs were canceled in the three months ended June 30, 2006.

Sales, general and administrative expense, which includes an allocation from Calpine, increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to increased costs incurred by Calpine relating to our facilities and associated with our Chapter 11 cases.

Interest expense – third-party increased primarily due to increases in interest rates paid on the Notes, Term Loans and Revolving Credit Facility, which predominantly carry variable interest rates. Additionally, part of the increase is due to Pastoria’s commencement of commercial operations in May 2005, at which time capitalization of interest expense at that facility ceased. Also contributing to the increase was higher average debt balances under the Revolving Credit Facility, which had no balances in 2005.

Interest income increased primarily due to the increase of our average cash balances and interest rates thereon for the three months ended June 30, 2006 compared to the same period in 2005.

Reorganization items were incurred in the three months ended June 30, 2006 while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs associated with our Chapter 11 cases. During the three months ended June 30, 2006, we incurred $1.0 million in legal fees and $0.5 million in financial advisory and consulting fees.

The increase in income tax expense was due primarily to the increase of deferred tax liabilities associated with temporary property differences (primarily depreciation expense) that was not offset due to valuation allowances recorded against deferred tax assets.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for percentages).

Index   Definitions

	Six Months Ended June 30,
	2006	2005 (Restated)	$ Change	% Change
Revenue:
Electricity and steam revenue – related party	$833,313	$707,341	$125,972	17.8%
Electricity and steam revenue – third party	231,722	240,189	(8,467)	(3.5)
Mark-to-market activity, net	(7,356)	(7,464)	108	1.4
Other Revenue	5,090	1,648	3,442	#
Total revenue	1,062,769	941,714	121,055	12.9
Cost of revenue:
Plant operating expense	88,561	115,027	26,466	23.0
Fuel expense	798,465	667,297	(131,168)	(19.7)
Purchased power expense	12,472	7,313	(5,159)	(70.5)
Depreciation and amortization expense	78,836	84,368	5,532	6.6
Total cost of revenue	978,334	874,005	(104,329)	(11.9)
Gross profit	84,435	67,709	16,726	24.7
LTSA cancellation	—	23,864	23,864	#
Sales, general and administrative expense	9,031	6,770	(2,261)	(33.4)
Income from operations	75,404	37,075	38,329	#
Interest expense – third party	142,261	106,057	(36,204)	(34.1)
Interest (income)	(4,731)	(1,397)	3,334	#
Reorganization items	1,553	—	(1,553)	#
Other (income) expense, net	(131)	1,223	1,354	#
Loss before income taxes	(63,548)	(68,808)	5,260	7.6
Income tax expense (benefit)	12,176	(26,353)	(38,529)	#
Net loss	$(75,724)	$(42,455)	$(33,269)	(78.4)

____________

#	Variance of 100% or greater

The overall increase in revenue was due primarily to a 10.2% increase in MWh generated from 12,574 MWh for the six months ended June 30, 2005 to 13,858 MWh for the six months ended June 30, 2006. Electricity and steam revenue increased as we completed construction and brought into operation the Pastoria facility in May 2005. New revenue generated at our Pastoria facility contributed $103.4 million of the total increase. Additional increases in revenue of $58.2 million and $36.5 million were recorded by the Morgan and Decatur facilities, respectively. The higher revenue at the Morgan and Decatur facilities is the result of increased dispatch by CES resulting from a tolling agreement between CES and the Tennessee Valley Authority which became effective in September 2005.

Other revenue increased by $3.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily from the sale of purchased gas to CES by our Columbia facility. This excess fuel was previously used to generate steam which is sold to Eastman Chemical Company; however, Eastman Chemical Company now provides the fuel which Columbia uses to generate the steam. The excess fuel is now sold to CES.

Plant operating expense decreased due, in part, to the non-reoccurrence of $9.2 million and $5.0 million in equipment repair costs related to unplanned outages recorded in the six months ended June 30, 2005 for the Corpus Christi and Channel facilities, respectively. Also contributing to the decrease was the non-reoccurrence of $2.7 million in planned maintenance at the Channel facility incurred in the second quarter of 2005 and $4.1 million in insurance proceeds received in the first quarter of 2006.

Fuel expense increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to increased generation at the Pastoria, Morgan and Decatur facilities. Additionally, our average gas price increased by $0.53/MMBtu from $6.42 MMBtu for the six months ended June 30, 2005 to $6.95 MMBtu for the six months ended June 30, 2006.

Index   Definitions

Purchased power expense increased by $5.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as we purchased more replacement power to meet contractual sales requirements resulting from planned and unplanned outages at our Baytown and Channel facilities in the first and second quarters of 2006.

Depreciation expense decreased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to power asset impairment charges of approximately $1.2 billion recognized in the three months ended December 31, 2005. This was partially offset by depreciation related to the Pastoria facility, which was brought into operation in May 2005.

LTSA cancellation costs decreased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In June 2005, we canceled long-term service agreements at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion, and we recorded a cost of $23.5 million as a result of these cancellations. No LTSAs were canceled in the six months ended June 30, 2006.

Sales, general and administrative expense, which includes an allocation from Calpine, increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to increased costs incurred by Calpine relating to our facilities and associated with our Chapter 11 cases.

Interest expense – third-party increased primarily due to increases in interest rates paid on the Notes, Term Loans and Revolving Credit Facility, which predominantly carry variable interest rates. Additionally, part of the increase is due to Pastoria’s commencement of commercial operations in May 2005, at which time capitalization of interest expense at that facility ceased. Also contributing to the increase was higher average debt balances in 2006 under the Revolving Credit Facility, which had no balances in 2005.

Interest income increased primarily due to the increase of our average cash balances and interest rates thereon for the six months ended June 30, 2006 compared to the same period in 2005.

Reorganization items were incurred in the six months ended June 30, 2006 while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs associated with our Chapter 11 cases. During the six months ended June 30, 2006, we incurred $1.0 million in legal fees and $0.5 million in financial advisory and consulting fees.

The increase in income tax expense was due primarily to the increase of deferred tax liabilities associated with temporary property differences (primarily depreciation expense) that was not offset due to valuation allowances recorded against deferred tax assets.

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

Ultimately, whether we will have sufficient liquidity from cash flow from operations, access to borrowings under the DIP Facility and proceeds received from assets sales sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness while we remain in Chapter 11 will depend, to some extent, on whether Calpine’s business plan is successful as well as the other factors noted in “Forward-Looking Statements” above, including the risk factors included in Item 1A. “Risk Factors” included in our 2005 Form 10-K.

Index   Definitions

As a result of our Chapter 11 cases and the other matters described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with Calpine and our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Chapter 11 Cases and Financing Activities

As discussed above, most of our revenues are generated from the sale of electrical capacity and energy through agreements with CES, which is a subsidiary of Calpine. CES also supplies the majority of the natural gas needed to operate our facilities, under the Fixed Price and Index Based Agreements. Consequently, our cash flows from operations are dependent on cash generated from these sales. There is no assurance, however, that CES, or Calpine or its other affiliates, can continue to meet their obligations under their agreements with us including, in particular, the Index Based and Fixed Price Agreements, in the near term or otherwise. If Calpine is unable to meet its obligations under these agreements, we would be required to enter into power and gas purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If we were unable to secure these third-party agreements on acceptable terms or at all, we anticipate that it would have a material adverse effect on our financial condition, results of operations, cash flows and could cause us to be unable to make payments under our outstanding indebtedness, including our outstanding Notes and Term Loans.

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

DIP Facility. On December 22, 2005, Calpine entered into a $2 billion DIP Facility, which, as amended and restated as of February 23, 2006, is comprised of a $1 billion revolving credit facility priced at LIBOR plus 225 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis point and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The Bankruptcy Court granted interim approval the DIP Facility on December 21, 2005, but initially limited Calpine’s access under the DIP Facility to $500 million under the revolving credit facility. On February 22, 2006, the Bankruptcy Court entered a final order approving the DIP Facility and removing the limitation on Calpine’s ability to borrow thereunder. The amendment and restatement of the DIP Facility and the syndication of the DIP Facility were closed on February 23, 2006. The DIP Facility was further amended on May 3, 2006, September 25, 2006, and most recently December 20, 2006, to, among other things, (i) implement various provisions of the December 20, 2006 Bankruptcy Court order amending the Cash Collateral Order,

Index   Definitions

including allowing for certain liens in favor of us, (ii) allow adequate protection payments to holders of Calpine’s second priority debt totaling approximately $466 million for 2006 and 2007 and (iii) eliminating the provision that reduces the DIP revolver commitment from $1 billion to $750 million based on certain asset sale mechanics. Deutsche Bank Securities Inc. and Credit Suisse were co-lead arrangers for the DIP Facility, which is secured by first priority liens on all of the unencumbered assets of the Debtors, including the CalGen Debtors, and junior liens on all of their encumbered assets. The DIP Facility will remain in place until the earlier of an effective plan of reorganization or December 20, 2007. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility will be used, among other things, for working capital and other general corporate purposes.

As of June 30, 2006, there was $998.3 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility, and $11.7 million letters of credit had been issued against the revolving facility. As of December 31, 2006, there was $996.5 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $82.5 million of letters of credit had been issued against the revolving facility. We do not record a liability related to the guarantees because each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.

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

On June 30, 2006, our liquidity totaled approximately $205.5 million. This only includes cash and cash equivalents on hand. While we have $750 million of borrowing capacity under our Working Capital Facility for specific permitted purposes, we are not permitted to borrow under the Working Capital Facility due to our Chapter 11 filing. If, as discussed above, Calpine and its affiliates are unable to meet their obligations under their agreements with us, including providing access to the Working Capital Facility, we would be unable to satisfy all obligations under our outstanding indebtedness unless we were able to enter into new third party agreements sufficient to support such obligations. As described above, there can be no assurance that Calpine and its affiliates will continue to be able to meet their obligations or, if they do not, that we will be able to enter into new third party arrangements upon acceptable terms or at all.

Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant Bankruptcy Court orders including the Cash Collateral Order, intercompany transfers are generally recorded as intercompany loans. On December 20, 2006, the Bankruptcy Court approved an order (as modified by the Bankruptcy Court’s order entered on January 18, 2007) modifying the Cash Collateral Order, pursuant to which the collateral agent for our Notes and Term Loans transferred $259.6 million in excess cash to Calpine in the form of an intercompany loan. In addition, pursuant to the order, the collateral agent will honor all future requests for intercompany loan transfers within three days of receipt of the request, provided that the Debtors are in compliance with their adequate protection obligations under the Cash Collateral Order and certain specified provisions of the indentures governing the Notes. As adequate protection to holders of the Notes, the Term Loan lenders and the lenders under the Revolving Credit Agreement, we shall have a first priority lien upon the excess cash flow transferred to the extent such funds remain in a separate account maintained by Calpine. In addition, we shall have an allowed claim in the amount of the excess cash flow transferred against each of the Debtors and a junior lien upon all assets of each of the Debtors, with the exception of certain Debtors as set forth in the December 20, 2006, and January 18, 2007, orders.

Index   Definitions

Rejection of Executory Contracts and Unexpired Leases. Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot determine with certainty the magnitude of these potential claims at this time, but to the extent a potential claim is probable and estimable, we record our estimate of the allowed claim at the time of rejection or upon Bankruptcy Court approval, depending upon the facts and circumstances. The most significant of these contract rejections that were pending or occurred during the three months ending June 30, 2006, or thereafter through the date of this filing include the following:

•

On September 12, 2006, we filed with the Bankruptcy Court of a notice of rejection of a transportation contract between Columbia Energy LLC, a CalGen Debtor, and South Carolina Pipeline Corporation. The contract, which is scheduled to expire on November 30, 2023, was for transportation capacity on an intrastate pipeline that exceeded the Columbia facility’s requirements. On September 25, 2006, South Carolina Pipeline Corporation filed certain objections to the rejection notice, which were ultimately resolved by the parties, and, on October 25, 2006, the Bankruptcy Court entered the parties’ stipulation settling this matter. Under the stipulation, the effective date of rejection is October 25, 2006, and South Carolina Pipeline Corporation must file its claim for rejection damages by December 22, 2006. South Carolina Pipeline Corporation filed a proof of claim December 21, 2006, for rejection damages comprising $5,300,000 in secured claims and $160,283,593 in unsecured claims. It is not certain at this time whether some or all of these claims will ultimately be allowed.

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

In addition, we had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected. Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for us to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between CalGen Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006. The most significant of these matters that were pending or occurred during the three months ending June 30, 2006, or thereafter through the date of this filing include the following:

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

Index   Definitions

counterparty to the facility site lease and energy services agreement, pursuant to which certain disputes under those agreements have been resolved.

•

On January 19, 2007, we filed a motion with the Bankruptcy Court to assume certain leases and executory contracts relating to operation of the Baytown facility, a 753-MW natural gas-fired combined cycle cogeneration plant located near Baytown, Texas. The agreements we seek to assume include (i) the Ground Lease and Easement, (ii) the Services Agreement, and (iii) numerous other agreements that facilitate the operation and maintenance of the Baytown facility and the use of certain real property rights appurtenant thereto. Hearing on the motion is currently scheduled for January 31, 2007, before the Bankruptcy Court.

Asset Sale — We are also required to obtain Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to Bankruptcy Court-approved auction procedures. The most significant of these matters that were pending or occurred during the six months ended June 30, 2006, or thereafter through the date of this filing includes the following:

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

Other significant matters in the Chapter 11 cases that were pending or occurred during the six months ended June 30, 2006, or thereafter through the date of this filing include the following:

•

On December 6, 2006, the Bankruptcy Court entered an interim order establishing the effective date for notice and sell-down procedures for trading in claims against the Debtors’ estates and scheduling a hearing on February 7, 2007, to approve an order establishing notice and sell-down procedures for trading in claims against the Debtors’ estates. The notice and sell-down procedures will allow the Debtors to identify substantial claim holders and to require certain claim holders who purchase claims after entry of the interim order to sell down a portion of those claims, if necessary, to protect the Debtors’ ability to utilize their accumulated net operating losses and other tax attributes. Pursuant to the interim order, potential purchasers of claims against the Debtors are deemed notified that, to the extent a final order is approved, they may be subject to a required sell-down of any claims purchased after December 6, 2006, pursuant to the terms of the final order. The Bankruptcy Court previously approved certain trading notification and transfer procedures designed to allow Calpine Corporation to restrict trading in its common stock (and related securities) which could negatively impact the Debtors’ accumulated net operating losses and other tax attributes.

•

On January 26, 2007, Calpine filed a motion for an order authorizing the Debtors to obtain a $5.0 billion replacement debtor-in-possession financing facility to refinance the existing $2.0 billion DIP Facility and repay the approximately $2.516 billion of CalGen Secured Debt. The proposed refinancing is intended to replace the higher interest-rate DIP Facility and CalGen Secured Debt with lower interest-rate debt, resulting in potential savings in interest expense and in savings to audit fees and compliance costs related to existing CalGen Secured Debt. To effectuate the proposed repayment of the CalGen Secured Debt, the motion also asks the Bankruptcy Court to allow the Debtors’ limited objection to the claims filed by the holders of the CalGen Secured Debt and to determine the value of those claims. A hearing on the motion is currently sche duled before the Bankruptcy Court on February 27, 2007.

Index   Definitions

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2006	2005 (Restated)
Beginning cash and cash equivalents	$143,456	$64,538
Net cash provided by (used in):
Operating activities	62,808	43,742
Investing activities	(753)	(67,633)
Financing activities	––	(166)
Net increase in cash and cash equivalents	62,055	(24,057)
Ending cash and cash equivalents	$205,511	$40,481

Operating activities for the six months ended June 30, 2006 provided net cash of $ 62.8 million, compared with $43.7 million for the same period in 2005. The increase in operating cash flow is primarily due to improved operating performance which resulted in an increase in gross profit to $84.4 million for the six months ended June 30, 2006 from $67.7 million for the six months ended June 30, 2005.

Investing activities for the six months ended June 30, 2006 consumed net cash of $0.8 million, compared with $67.7 million in the same period of 2005. The decrease between the first quarter of 2006 and 2005 is due to the completion of construction of Phase I of our Pastoria facility in May 2005. Capital expenditures for construction of the Pastoria facility represent the majority of investing cash outflows for the six months ended June 30, 2005. All CalGen plants have completed construction and been in commercial operation since July 2005.

Letter of Credit Facilities — At June 30, 2006 and December 31, 2005, we had approximately $41.9 million and $158.3 million, respectively, in letters of credit outstanding under our $200 million Revolving Credit Facility to support fuel purchases and other operational activities. Additionally , at June 30, 2006, we had $82.3 million in borrowings drawn on our Revolving Credit Facility related to letters of credit that were issued to third parties to pay for pre-petition gas purchases made by CES. An additional $30.0 million, in borrowings under the Revolving Credit Facility related to letters of credit, was drawn on April 1, 2006 as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility were approximately $112.3 million at June 30, 2006 and at December 31, 2006.

Negative Working Capital — We had a negative working capital balance (current assets less current liabilities) of approximately $2.3 billion at both June 30, 2006 and December 31, 2005. The negative working capital balances were due to classifying all debt as current as result of Chapter 11 related defaults under the debt agreements.

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

We believe that as we implement the steps of our business plan and then emerge from Chapter 11, our credit rating will gradually improve.

Capital Expenditures and Sources — We expect to make capital expenditures in 2006 with respect to major maintenance and miscellaneous projects of approximately $78 million. We expect to fund these expenditures through cash on hand and operating cash flow.

Index   Definitions

Distributions to Sole Member –– Under the indentures governing the Notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under the Working Capital Facility. Because of the event of default related to our Chapter 11 cases, we are unable to make distributions to our equity holders, payments on our subordinated debt and similar payments from excess cash flow (after the payment of operating expenses, debt service and deposits to the reserve accounts created in connection with the 2004 Refinancing) while such event of default continues. It is possible we will be unable to make a distribution to our equity holder until we emerge from Chapter 11. During the pendency of our Chapter 11 cases, in lieu of distributions we are permitted under the terms of the Cash Collateral Order to make transfers from our excess cash flow in the form of intercompany loans to other Debtors notwithstanding the existence of any default or event of default related to our Chapter 11 cases. However, we may be prevented from making such transfers if a default or event of default occurs due to events that are not related to our Chapter 11 cases. No distribution was made during the six months ended June 30, 2006. In December 2006, the collateral agent for our Notes and Term Loans transferred $259.6 million in excess cash to Calpine in the form of an intercompany loan in accordance with the Cash Collateral Order as modified by the Bankruptcy Court’s December 20, 2006 order. In addition, pursuant to the order, the collateral agent will honor all future requests for intercompany loan transfers within three days of receipt of the r equest, provided that the Debtors are in compliance with their adequate protection obligations under the Cash Collateral Order and certain specified provisions of the indentures governing the Notes.

Capital Availability — Under the Notes and Term Loans, our ability to incur additional indebtedness is severely limited because of our Chapter 11 cases. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital under the Notes and Term Loans or on terms that are attractive to us.

Compliance with Debt Covenants — See Note 5 of the Notes to Consolidated Condensed Financial Statements for compliance information.

Guarantees — In connection with its Chapter 11 cases, Calpine entered into the $2 billion DIP Facility, which was amended and restated as of February 23, 2006. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization or December 20, 2007. As of June 30, 2006, there was $998.3 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility, and $11.7 million letters of credit had been issued against the revolving facility. As of December 31, 2006, Calpine had borrowed $996.5 million under the DIP Facility term loan facilities and issued $82.5 million of letters of credit against the revolving facility. We do not record a liability related to the guarantee, as it is a subsidiary’s guarantee of the debt owed to a third party by its parent.

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

Off-Balance Sheet Commitments — Operating leases are not reflected on our balance sheet. All counterparties in these transactions are third parties that are unrelated to us.

Performance Metrics

In understanding our business, we believe that certain non-GAAP performance metrics are particularly important. These are described below:

Index   Definitions

MWh generated. — We generate power, which is sold to CES and third parties, and steam, which is primarily sold to third-party hosts. These sales are recorded as electricity and steam revenue. The volume in MWh for power is a direct indicator of our level of electricity and steam generation activity.

Average availability and average baseload capacity factor. — Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

Average Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated. — We calculate the average Heat Rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu by (b) KWh generated. The resultant Heat Rate is a measure of fuel efficiency, so the lower the Heat Rate, the lower the average cost of generation. We also calculate a “steam-adjusted” Heat Rate, in which we adjust the fuel consumption in Btus down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.

Average all-in realized electric price expressed in dollars per MWh generated. — We calculate the all-in realized electric price per MWh generated by dividing (a) the sum of adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, plus realized gain or (loss) on the Index Hedge plus other revenue related to the Index Hedge by (b) total generated MWh in the period.

Average cost of natural gas expressed in dollars per MMBtus of fuel consumed. — The fuel costs for our gas-fired power plants are a function of volumes consumed and the prices we pay for fuel purchased from CES. Accordingly, we calculate the cost of natural gas per MMBtus of fuel consumed in our power plants by dividing (a) adjusted fuel expense by (b) the heat content in MMBtus of the fuel we consumed in our power plants for the period.

Average spark spread expressed in dollars per MWh generated. — We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted electricity and steam revenue and dividing the difference by (c) total generated MWh in the period.

Average POX per MWh. — To assess trends in electric power POX per MWh, we divide POX by actual MWh.

Index   Definitions

The table below shows the operating performance metrics discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(in thousands)
Operating Performance Metrics:
MWh generated	7,819	5,991	13,858	12,574
Average availability	93.2%	84.6%	92.6%	87.7%
Average baseload capacity factor:
Average total MW in operation	9,815	9,065	9,815	9,065
Less: Average MW of pure peakers	513	513	513	513
Average baseload MW in operation	9,302	8,552	9,302	8,552
Hours in the period	2,184	2,184	4,344	4,344
Potential baseload generation (MWh)	20,316	18,678	40,408	37,150
Actual total generation (MWh)	7,819	5,991	13,858	12,574
Less: Actual pure peakers’ generation (MWh)	5	5	5	5
Actual baseload generation (MWh)	7,813	5,986	13,853	12,569
Average baseload capacity factor	38.5%	32.0%	34.3%	33.8%
Average Heat Rate for gas-fired power plants (excluding peakers)(Btu’s/KWh):
Not steam adjusted	8,150	8,427	8,294	8,268
Steam adjusted	7,257	7,253	7,236	7,148
Average all-in realized electric price:
Electricity and steam revenue	$580,664	$489,165	$1,065,035	$947,530
Spread on sales of purchased power for hedging and optimization	(3,648)	(2,116)	(12,472)	(1,854)
Adjusted electricity and steam revenue	$577,016	$487,049	$1,052,563	$945,676
MWh generated	7,819	5,991	13,858	12,574
Average all-in realized electric price per MWh	$73.80	$81.30	$75.95	$75.21
Average cost of natural gas:
Adjusted fuel expense	$419,629	$332,742	$798,465	$667,297
MMBtu of fuel consumed by generating plants	63,735	50,500	114,956	103,984
Average cost of natural gas per MMBtu	$6.58	$6.59	$6.95	$6.42
MWh generated	7,819	5,991	13,858	12,574
Average cost of adjusted fuel expense per MWh	$53.67	$55.54	$57.62	$53.07
Average spark spread:
Adjusted electricity and steam revenue	$577,016	$487,049	$1,052,563	$945,676
Less: Adjusted fuel expense	419,629	332,742	798,465	667,297
Less: Realized amortization expense on Index Hedge	2,959	130	6,360	5,741
Spark spread	$154,428	$154,177	$247,738	$272,638
MWh generated	7,819	5,991	13,858	12,574
Average spark spread per MWh	$19.75	$25.73	$17.88	$21.68
Average plant operating expense (POX) per normalized MW (for comparison purposes we also include POX per actual MWh):
Plant operating expense (POX)	$49,069	$71,553	$88,561	$115,027
POX per actual MWh	6.28	11.94	6.39	9.15

Index   Definitions

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

The following table summarizes our variable-rate debt, by contractual maturity date, exposed to interest rate risk as of June 30, 2006. As a result of our Chapter 11 cases, all such debt is classified as current in our Consolidated Condensed Balance Sheet as of June 30, 2006. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Fair Value June 30, 2006
First Priority Secured Floating Rate Notes Due 2009	$—	$1,175	$2,350	$231,475	$—	$—	$240,288
Second Priority Secured Floating Rate Notes Due 2010	—	—	3,200	6,400	624,439	—	660,986
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	717,400
Total Floating Rate Notes(1)	—	1,175	5,550	237,875	624,439	680,000	1,618,674
First Priority Secured Term Loans Due 2009	—	3,000	6,000	591,000	—	—	600,000
Second Priority Secured Term Loans Due 2010	—	—	500	1,000	97,569	—	99,069
Total Floating Rate Term Loans(2)	—	3,000	6,500	592,000	97,569	—	699,069
Revolving Credit Facility(2)	—	112,258	—	—	—	—	112,258
Working Capital Facility(1)	—	—	—	—	—	—	—
Total Other Financing	—	112,258	—	—	—	—	112,258
Grant total variable-rate debt instruments	$—	$116,433	$12,050	$829,875	$722,008	$680,000	$2,430,001

__________

(1)	Interest rate based on LIBOR plus a spread.
(2)	Interest rate based on LIBOR plus a spread; however the Company may elect the base rate plus a spread (see Note 5 of the Notes to Consolidated Condensed Financial Statements).

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

Index   Definitions

The change in fair value of outstanding derivative instruments for the six months ended June 30, 2006, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2006	$24,558
Changes in fair value attributable to new contracts	—
Amortization during the period, net(1)	(6,360)
Changes in fair value attributable to price movements, net	(996)
Fair value of contracts outstanding at June 30, 2006(2)	$17,202

__________

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 9 of the Notes to Consolidated Condensed Financial Statements).
(2)	Net derivative assets are reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

The price source of the fair value of the outstanding derivative instrument at June 30, 2006, is based on prices provided by external sources, and the instrument will mature at April 1, 2007.

The credit quality of the counterparty holding our Index Hedge at June 30, 2006 and for the period then ended is investment grade.

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

The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

	Fair Value	Fair Value After 10% Adverse Price Change
At June 30, 2006:
Other mark-to-market activity	$17,202	$17,198

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

Index   Definitions

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

Index   Definitions

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See “— Financial Market Risks” in Item 2.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our President and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As a result of the material weaknesses discussed below, our management, including our President and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006. We continue to perform additional analysis and post-closing procedures to ensure that our Consolidated Condensed Financial Statements are prepared and presented in accordance with GAAP. Accordingly, management believes that the Consolidated Condensed Financial Statements included in the Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of December 31, 2005, management identified material weaknesses related to the controls over accounting for income taxes and the accuracy of affiliate billings that were discussed in Item 9A. “Controls and Procedures” of our 2005 Form 10-K. These material weaknesses continue to exist at June 30, 2006.

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

Index   Definitions

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

In connection with the preparation of the Consolidated Financial Statements for fiscal 2005, an error was discovered in the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the Consolidated Statement of Cash Flows. The error affected our Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005 and had no effect on our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2005 as presented in this Report. As a result of the effect on the Consolidated Condensed Statement of Cash Flows, we have restated our previously issued Consolidated Condensed Financial Statements for the three and six months ended June 30, 2005.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2006, management considered, among other things, the control deficiency related to the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the Consolidated Condensed Statement of Cash Flow, which resulted in the need to restate our previously issued financial statements as described above. Management has concluded that the cash flow control deficiency that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005 because management determined that as of June 30, 2006, there were controls designed and in place to prevent or detect a material misstatement and therefore, the likelihood of the Consolidated Condensed Statement of Cash Flows being materially misstated was remote.

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index   Definitions

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

Index   Definitions

Exhibit
Number	Description

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

10.1.4

Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.2.4 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

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

10.1.6

Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders.*

10.2

Membership Interest Purchase Agreement, dated as of November 3, 2006, by and between Goldendale Energy Center, LLC, as seller, and Puget Sound Energy Center, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on December 14, 2006).

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

32.1	Certification of President and Corporate Secretary and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.

Index   Definitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPINE GENERATING COMPANY, LLC

CALGEN FINANCE CORP.

	By:	/s/ CHARLES B. CLARK, JR.
Charles B. Clark, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: January 30, 2007

Index   Definitions

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

Index   Definitions

Exhibit
Number	Description

10.1.4

Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.2.4 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

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

10.1.6

Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders.*

10.2

Membership Interest Purchase Agreement, dated as of November 3, 2006, by and between Goldendale Energy Center, LLC, as seller, and Puget Sound Energy Center, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on December 14, 2006).

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

32.1	Certification of President and Corporate Secretary and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.