Form 10-Q
period 2006-09-30
Calpine Generating Company, LLC; CalGen Finance CORP
filed 2007-02-01
CIK 1294371, 1294377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2006

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

Cash Collateral Order

Second Amended Final Order of the Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006, as modified by orders entered by the Bankruptcy Court on June 21, 2006, July 12, 2006, October 25, 2006, December 20, 2006, December 28, 2006, and January 18, 2007

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

Item 1.  Financial Statements

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$378,394	$143,456
Restricted cash, current	57	55
Accounts receivable, net of allowance of $5,284 and $4,649	39,349	70,614
Accounts receivable – related party, net of allowance of $102,816 and $102,816	27,505	5,455
Notes receivable, current portion	402	436
Inventories	22,547	20,396
Current derivative assets	14,093	16,380
Deferred tax asset	5,560	5,055
Prepaid and other current assets	25,332	19,481
Total current assets	513,239	281,328
Property, plant and equipment, net	4,933,533	5,053,715
Notes receivable, net of current portion	18,646	18,977
Restricted cash, net of current portion	95	95
Deferred financing costs, net	31,139	40,043
Long-term derivative assets	—	8,178
Other assets	55,612	31,719
Total assets	$5,552,264	$5,434,055

LIABILITIES & MEMBER’S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$101,869	$101,105
Notes payable, current	168	171
Priority notes, term loans and other financings, current	2,510,827	2,437,982
Accrued interest payable	99,448	61,401
Other current liabilities	115	1,839
Total current liabilities	2,712,427	2,602,498
Notes payable, net of current portion	1,790	1,943
Deferred tax liability	90,747	73,130
Deferred revenue	11,003	8,770
Other liabilities	26,437	17,478
Total liabilities not subject to compromise	2,842,404	2,703,819
Liabilities subject to compromise	16,735	25,592
Commitments and contingencies (see Note 10)
Member’s equity	2,693,125	2,704,644
Total liabilities and member’s equity	$5,552,264	$5,434,055

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands)
Revenue:
Electricity and steam revenue – related party	$697,185	$813,715	$1,530,498	$1,521,056
Electricity and steam revenue – third party	114,164	139,765	345,886	379,954
Total electricity and steam revenue	811,349	953,480	1,876,384	1,901,010
Mark-to-market activity, net	(3,109)	(490)	(10,465)	(7,954)
Other revenue	1,211	824	6,301	2,472
Total revenue	809,451	953,814	1,872,220	1,895,528
Cost of revenue
Plant operating expense	61,899	46,737	150,460	161,764
Fuel expense	558,244	672,133	1,356,709	1,339,430
Purchased power expense	428	269	12,900	7,582
Depreciation and amortization expense	42,480	48,022	121,316	132,390
Total cost of revenue	663,051	767,161	1,641,385	1,641,166
Gross profit	146,400	186,653	230,835	254,362
Long-term service agreement cancellation charge	1,500	––	1,500	23,860
Sales, general and administrative expense	2,792	4,115	11,823	10,889
Income from operations	142,108	182,538	217,512	219,613
Interest expense	73,370	61,358	215,631	167,415
Interest (income)	(4,290)	(1,582)	(9,021)	(2,979)
Other expense (income), net	178	599	47	1,822
Income before reorganization items and income taxes	72,850	122,163	10,855	53,355
Reorganization items	4,111	—	5,664	—
Income before income taxes	68,739	122,163	5,191	53,355
Income tax expense	5,287	46,788	17,463	20,435
Net income (loss)	$63,452	$75,375	$(12,272)	$32,920

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,272)	$32,920
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	131,607	141,889
Deferred income taxes	17,112	20,435
Change in derivative assets	10,465	7,954
Loss on sale of assets	1,290	—
Long-term service agreement cancellation charge	1,500	23,860
Change in operating assets and liabilities:
Accounts receivable	31,265	(37,250)
Accounts receivable – related party	(21,836)	(86,603)
Other current assets	(11,766)	(2,635)
Other assets	5,906	4,052
Accounts payable and accrued liabilities	32,150	30,221
Accrued interest payable	38,047	30,070
Other accrued liabilities	10,619	4,570
Net cash provided by operating activities	234,087	169,483
Cash flows from investing activities:
Increase in restricted cash	(2)	(153)
Receipts from notes receivable	365	—
Payment of deferred transmission credits	(2,765)	(1,481)
Proceeds from deferred transmission credits	6,886	3,357
Purchases of property, plant and equipment	(3,477)	(76,623)
Net cash provided by (used in) investing activities	1,007	(74,900)
Cash flows from financing activities:
Repayment on notes payable	(156)	(166)
Net cash used in financing activities	(156)	(166)
Net increase in cash and cash equivalents	234,938	94,417
Cash and cash equivalents, beginning of period	143,456	64,538
Cash and cash equivalents, end of period	$378,394	$158,955

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS –– (Continued)

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(Restated)
	(In thousands)
Supplemental cash flow information:		—
Cash paid during the period for:
Interest, net of amounts capitalized	$167,738	$132,434
Reorganization items included in operating activities	$2,613	$—
Non-cash transactions:
Long term service agreement cancellation costs contributed by parent	$1,500	$30,900
Acquisition of property, plant and equipment through affiliate transfer	$703	$7,196
Borrowings under revolving credit facility due from affiliate	$41,458	$—
Borrowings under revolving credit facility issued as deposits	$30,000	$—

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

Index   Definitions

CALPINE GENERATION COMPANY, LLC

(a wholly owned subsidiary of Calpine CalGen Holdings, Inc.)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

Reclassifications — We have reclassified $5.5 million in sales of purchased power for the nine months ended September 30, 2005, to Electricity and steam revenue – third party to conform to current year presentation with no effect to total revenues or net income (loss).

Reorganization Items — Reorganization items represent the direct and incremental costs of being in Chapter 11, such as legal fees and financial advisory and consulting fees. The table below lists the significant items recognized within this category for the three and nine months ended September 30, 2006 (in thousands).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Legal fees	$1,256	$2,276
Financial advisory and consulting fees	2,855	3,388
Total reorganization items	$4,111	$5,664

Provision (Benefit) for Income Taxes — We are a single member limited liability company that has been treated as a taxable entity for financial reporting purposes. Our results of operations are included in the consolidated tax return of Calpine. For all periods presented, we accounted for income taxes using the separate return method. For the three months ended September 30, 2006 and 2005, the effective tax rate was 7.7% and 38.3%, respectively. For the nine months ended September 30, 2006 and 2005, the effective tax rate was 336.4% and 38.3%, respectively. The tax provision for the three and nine months ended September 30, 2006, and total tax expense expected for the full year ended December 31, 2006, arise from expected net increases in the deferred tax liability as a result of property differences between our financial statements and our tax return.

During the fourth quarter of 2005, Calpine and many of its subsidiaries, including CalGen filed for Chapter 11 protection and recorded significant reorganization charges. Further, in accordance with Section 382 of the Internal Revenue Code certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 cases. The Bankruptcy Court has entered an order that places certain limitations on trading of Calpine’s common stock or certain securities, including options, convertible into Calpine’s common stock during the pendency of the Chapter 11 cases. In addition, the Bankruptcy Court has entered a similar order, on an interim basis only, that establishes certain notice and sell-down procedures for trading in claims against the Debtors’ estates and has scheduled a hearing for February 7, 2007, to consider a final order with respect to the claims trading procedures. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation of indebtedness income that may be recognized as a result of the Chapter 11 restructuring.

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

Index   Definitions

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

SAB No. 108

In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes a “dual approach” for quantifying the effects of financial statement errors, which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. SAB No. 108 permits public companies to initially adopt its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded in the opening balance of retained earnings. Public companies must begin to apply the provisions of SAB No. 108 no later than annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect the application of the provisions of SAB No. 108 will have a material impact on our results of operations, cash flows, or financial condition.

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

Index   Definitions

litigation against the CalGen Debtors are stayed while the CalGen Debtors continue their business operations as debtors-in-possession.

Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptances of a plan or plans of reorganization for a limited period of time. On December 6, 2006, the Bankruptcy Court granted Calpine’s application for an extension of the period during which the Debtors have the exclusive right to file a plan or plans of reorganization to June 20, 2007, and the deadline by which the Debtors have the exclusive right to solicit acceptances to August 20, 2007. However, the Bankruptcy Court has the power to terminate these periods prior to June 20, 2007, and August 20, 2007, respectively, and we can make no assurance that the Bankruptcy Court will not do so.

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

Index   Definitions

that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Significant Pending Matters and Recent Developments — On January 26, 2006, the Bankruptcy Court entered a final order approving Calpine’s DIP Facility and removing its previously imposed limitation on Calpine’s ability to borrow thereunder. See Note 5. for further information regarding the DIP Facility. In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed Calpine’s, as well as our own, business activities to continue to function. We have also sought and obtained Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, and maintain our insurance programs, which has allowed us to continue to operate the existing business in the ordinary course. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading in its common stock (and related securities) and, on an interim basis only, trading in its claims which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time during which we have the exclusive right to file and seek approval of a plan of reorganization.

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

Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot determine with certainty the magnitude of these potential claims at this time, but to the extent a potential claim is probable and estimable, we record our estimate of the allowed claim

Index   Definitions

at the time of rejection or upon Bankruptcy Court approval, depending on the facts and circumstances. The most significant of these contract rejections that were pending or occurred during the nine months ending September 30, 2006, or thereafter through the date of this filing includes the following:

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

In addition, we had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected. Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for us to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between CalGen Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006. The most significant of these matters that were pending or occurred during the nine months ending September 30, 2006, or thereafter through the date of this filing include the following:

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

•

On January 31, 2007, the Bankruptcy Court approved our motion to assume certain leases and executory contracts relating to operation of the Baytown facility, a 753-MW natural gas-fired combined cycle cogeneration plant located near Baytown, Texas. The agreements include (i) the Ground Lease and Easement, (ii) the Services Agreement, and (iii) numerous other agreements that facilitate the operation and maintenance of the Baytown facility and the use of certain real property rights appurtenant thereto.

Index   Definitions

Asset Sale — We are also required to obtain Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to Bankruptcy Court-approved auction procedures. The most significant of these matters that were pending or occurred during the nine months ended September 30, 2006, or thereafter through the date of this filing includes the following:

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

Other significant matters in the Chapter 11 cases that were pending or occurred during the nine months ended September 30, 2006, or thereafter through the date of this filing include the following:

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

•

On January 26, 2007, Calpine filed a motion for an order authorizing the Debtors to obtain a $5.0 billion replacement debtor-in-possession financing facility to refinance the existing $2.0 billion DIP Facility and repay the approximately $2.516 billion of CalGen Secured Debt. The proposed refinancing is intended to replace the higher interest-rate DIP Facility and CalGen Secured Debt with lower interest-rate debt, resulting in potential savings in interest expense and in savings to audit fees and compliance costs relating to existing CalGen Secured Debt. To effectuate the proposed repayment of the CalGen Secured Debt, the motion also asks the Bankruptcy Court to allow the Debtors’ limited objection to the claims filed by the holders of the CalGen Secured Debt and to determine the value of those claims. A hearing on the motion is currently scheduled before the Bankruptcy Court on February 27, 2007.

3.  Restatement

Our Consolidated Condensed Financial Statements for the three months and nine months ended September 30, 2005, were restated in this Report to correct certain errors identified in connection with preparing our December 31, 2005, financial statements as described in our 2005 Form 10-K and below.

Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing,

Index   Definitions

consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities was understated by $50.6 million as of September 30, 2005, and net income was overstated for income tax expense not recognized in the amount of $46.8 million and $20.4 million for the three months and nine months ended September 30, 2005, respectively. Accordingly, we restated our Consolidated Condensed Statement of Operations for the three months and nine months ended September 30, 2005, and our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005, to correct this error.

Fuel expense — We determined through our intercompany reconciliation procedures that we overpaid CES by $7.9 million and $18.6 million for fuel expenses during the three months and nine months ended September 30, 2005, respectively. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we restated fuel expenses by recording a reduction of $7.9 million and $18.6 million in fuel expense for the three months and nine months ended September 30, 2005, respectively.

Deferred transmission credits — We determined that we incorrectly classified $1.5 million in payments made for point-to–point deferred transmission credits and $3.4 million reimbursement in payments received for point-to–point deferred transmission credits in our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We restated our Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2005, to properly classify such amounts.

Index   Definitions

The following tables reflect the originally reported and restated amounts for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously Reported	Restated	As Previously Reported	Restated
	(In thousands)
Consolidated Condensed Statement of Operations:
Fuel expense	$680,004	$672,113	$1,358,039	$1,339,430
Total cost of revenue	775,032	767,161	1,659,775	1,641,166
Gross profit	178,782	186,653	235,753	254,362
Income from operations	174,667	182,538	201,004	219,613
Income tax expense (benefit)	—	46,788	—	20,435
Net income	$114,292	$75,375	$34,746	$32,920

	Nine Months Ended
	September 30, 2005
	As Previously Reported	Restated
	(In thousands)
Consolidated Condensed Statement of Cash Flows:
Deferred income tax	$—	$(20,435)
Accounts receivable – related party	$(67,994)	$(86,603)
Other assets	$5,928	$4,052
Cash provided by operating activities	$171,359	$169,483
Payments of deferred transmission credit	$—	$(1,481)
Proceeds from deferred transmission credit	$—	$3,357
Cash used in Investing Activities	$(76,776)	$(74,900)

4.  Property, Plant and Equipment, Net

As of September 30, 2006, and December 31, 2005, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	September 30, 2006	December 31, 2005
Buildings, machinery and equipment	$5,564,904	$5,563,844
Less: Accumulated depreciation and amortization	(639,225)	(517,983)
	4,925,679	5,045,861
Land	7,854	7,854
Property, plant and equipment, net	$4,933,533	$5,053,715

Total depreciation and amortization expense for the three and nine months ended September 30, 2006 and 2005 was $42.5 million and $48.0 million, respectively and $121.3 million and $132.4 million, respectively.

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

Index   Definitions

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

Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors related to our projects. Our review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge was recorded during the three and nine months ended September 30, 2006 and 2005. However, we recorded impairment charges of $1.2 billion related to four of our power plants in the three months ended December 31, 2005. Future events could cause us to conclude that additional impairment indicators exist and that additional long-lived assets might be impaired.

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

The DIP Facility was amended and restated on February 23, 2006, and further amended on May 3, 2006, September 25, 2006, and most recently December 20, 2006, to, among other things, (i) implement various provisions of the December 20, 2006, Bankruptcy Court order amending the Cash Collateral Order, including allowing for certain liens in favor of us, (ii) allow adequate protection payments to holders of Calpine’s second priority debt totaling approximately $466 million for 2006 and 2007 and (iii) eliminating the provision that reduces the DIP revolver commitment from $1 billion to $750 million based on certain asset sale mechanics.

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

Index   Definitions

Face Amount	Description	Interest Rate	Carrying Amount at September 30, 2006
(In millions)			(In millions)
$235.0	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points(1)	$235.0
640.0	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points(2)	634.4
680.0	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	680.0
150.0	Third Priority Secured Notes Due 2011	11.50%	150.0
600.0	First Priority Secured Term Loans Due 2009	LIBOR plus 375 basis points(1)	600.0
100.0	Second Priority Secured Term Loans Due 2010	LIBOR plus 575 basis points(2)	99.2
	Revolving Credit Facility	Base (8%) plus 250 basis points, or LIBOR plus 350 basis points	112.3
$2,405.0			$2,510.9

____________

(1)	The Company may also elect a Base Rate plus 275 basis points.
(2)	The Company may also elect a Base Rate plus 475 basis points.

The stated interest rate of the First Priority Secured Term Loans and First Priority Secured Floating Rate Notes was 9.08% at September 30, 2006, and 8.04% at December 31, 2005. The stated interest rate of the Second Priority Secured Term Loans and Second Priority Secured Floating Rate Notes was 11.08% at September 30, 2006, and 10.04% at December 31, 2005. The stated interest rate of the Third Priority Secured Floating Rate Notes was 14.12% at September 30, 2006, and December 31, 2005. The stated interest rate of the Revolving Credit Facility was 10.80% at September 30, 2006, and 7.89% at December 31, 2005.

Other Financings

In connection with the 2004 Refinancing, the Company entered into an agreement with a group of banks led by The Bank of Nova Scotia for the $200.0 million Revolving Credit Facility. This three-year facility is available for specified working capital purposes and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points, in each case as defined in the Revolving Credit Facility. At September 30, 2006, and December 31, 2005, $41.0 million and $158.3 million in letters of credit were issued and outstanding. These letters of credit were primarily issued to support fuel purchases and other operational activities. In addition, there was $112.3 million and $40.8 million in outstanding borrowings under the Revolving Credit Facility at September 30, 2006, and December 31, 2005, respectively. Of the total borrowings outstanding at September 30, 2006, under the Revolving Credit Facility, $82.3 million were drawn on CalGen letters of credit by third parties to pay for pre-petition gas purchases made by CES. We have recorded a receivable from CES for the amounts drawn, as they should be reimbursed by CES; however, these balances are included in our allowance for doubtful accounts. An additional $30.0 million in borrowings under the Revolving Credit Facility related to letters of credit was drawn on April 1, 2006, as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility were approximately $112.3 million at September 30, 2006, and at December 31, 2006.

In connection with a Water Agreement entered into with Contra Costa Water District for raw water service through April 2015, the Delta and Los Medanos facilities issued a promissory note valued at $3.5 million for the service connection fee. Payments are due annually, on April 1 of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. Obligations under the note are split 70% Delta and

Index   Definitions

30% Los Medanos per the terms of the Water Agreement. At September 30, 2006, and December 31, 2005, the balance of the note was $2.0 million and $2.1 million, respectively.

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

Covenant Compliance

Due to our Chapter 11 cases and the Company’s failure to comply with certain other financial covenants under the Notes, the Term Loans and the Revolving Credit Facility as a result of such filings, we are in default on most of our debt obligations (other than our obligations under the DIP Facility). Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken against any of the CalGen Debtors with regard to any of the defaults under the pre-petition debt obligations. However, as a result of our Chapter 11 filing, our entire outstanding debt balance under the Notes, Term Loans and Revolving Credit Facility as of September 30, 2006, in the amount of $2.5 billion was classified as current liabilities.

Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. As of September 30, and December 31, 2006, we were in compliance with the DIP Facility covenants.

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

The amounts of liabilities subject to compromise at September 30, 2006, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(In thousands)

Pre-petition accounts payable	$11,037	$10,073
Accrued liabilities	5,698	15,519
Total liabilities subject to compromise	$16,735	$25,592

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

Index   Definitions

purchases from third parties). CES is a significant customer and our revenues from sales to CES were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
CES	$697,185	$813,715	$1,530,498	$1,521,056

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

Accounts receivable due from CES and other related parties at September 30, 2006, and December 31, 2005, were as follows (in thousands):

	September 30,	December 31,
	2006	2005
	(In thousands)
Receivables:
CES	$155,639	$136,219
Net receivable (payable) from affiliates under netting agreement	(26,389)	(28,448)
Net receivable from affiliates under netting agreement	129,250	107,771
Other affiliates	1,071	500
Less allowance for doubtful accounts	(102,816)	(102,816)
Net accounts receivable – related party	$27,505	$5,455

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

The net related-party balances as of September 30, 2006, and December 31, 2005, are reflected in the accompanying Consolidated Condensed Balance Sheets and the related-party transactions for the three months and nine months ended September 30, 2006 and 2005, are reflected in the accompanying Consolidated Condensed Statements of Operations.

Index   Definitions

9.  Derivative Instruments

To manage forward exposure to price fluctuations, we entered into a three-year Index Hedge with MSCG. The Index Hedge provides for semi-annual payments to us if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to the Company under the Index Hedge for the three and nine months ended September 30, 2006 and 2005. We paid $45.0 million for the Index Hedge at the time of the closing of the 2004 Refinancing. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on our internally developed models. We recorded the valuation difference as a component of derivative assets. In accordance with EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the Index Hedge. The amounts amortized (realized expense) for the three and nine months ended September 30, 2006, were $2.9 million and $9.3 million, respectively. The Index Hedge qualifies as a derivative under SFAS No. 133 but does not meet hedge accounting requirements and, therefore, changes in the value are recognized in the Consolidated Condensed Statement of Operations as an unrealized gain or loss. There were unrealized losses from such changes in value of $0.2 million and $1.1 million for the three and nine months ended September 30, 2006, respectively.

The table below reflects the amounts that are recorded as assets and liabilities at September 30, 2006, for the Company’s derivative instruments (in thousands):

September 30, 2006
Current derivative assets	$14,093
Long-term derivative assets	—
Total derivative assets	$14,093

The table below reflects the impact of CalGen’s derivative instruments on its pre-tax earnings from mark-to-market activity of derivatives for the three and six month periods ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Unrealized mark-to-market loss	$(150)	$(360)	$(1,146)	$(2,083)
Realized mark-to-market loss	(2,959)	(130)	(9,319)	(5,871)
Total mark-to-market activity, net	$(3,109)	$(490)	$(10,465)	$(7,954)

10.  Commitments and Contingencies

Commitments

In addition to the Notes, Term Loans and other financings, we have LTSAs, various operating leases, O&M agreements, and other commitments. Operating leases primarily consist of land leases for certain of the facilities’ sites.

The LTSAs provide for parts and services related to the performance of scheduled maintenance on combustion turbines at the facilities. The terms of the agreements generally cover the period from commercial operation of the project through the twelfth scheduled outage for each combustion turbine. In some agreements, the term is the earlier of sixteen years or twelve scheduled outages. Maintenance schedules and payment schedules under the LTSAs are based on estimates of when maintenance will occur on the various turbines based on the number of hours the turbines operate. The actual timing of maintenance may vary based on actual operating hours and starts versus estimated hours and starts due to operational and performance considerations. LTSAs are in place at the Baytown, Channel, Decatur, and Delta plants.

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

Estate of Jones, et al. v. Calpine.  On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of NESCO. The agreement provided, among other things, that upon “Substantial Completion” of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Thereafter, Calpine filed a motion to recover attorneys’ fees from NESCO, which was granted at a reduced amount. Calpine held back $100,000 of the $6.0 million payment to the estates (which has been remitted) to ensure payment of the fees. Plaintiffs appealed. Both parties filed briefs with the appellate court and oral argument was heard on October 17, 2005. The matter was automatically stayed on December 20, 2005. In January, plaintiffs’ filed a motion for relief from stay. On February 21, 2006, the Bankruptcy Court approved the parties’ stipulation lifting the stay for the limited purpose of allowing the appellate court to issue its decision. On March 22, 2006, the appellate court reversed the lower court’s decision and remanded the case to the trial court. The automatic stay prevents further action until lifted.

Index   Definitions

Solutia Bankruptcy.  Solutia (Decatur’s steam host) and certain of its subsidiaries filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia rejected certain cogeneration agreements relating to the sale of steam and supply of electricity and entered into a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet. The bankruptcy court overseeing Solutia’s bankruptcy cases approved this agreement on June 30, 2004. On November 19, 2004, Decatur and its affiliates filed proofs of claim with the bankruptcy court in Solutia’s bankruptcy cases totaling approximately $383 million. Solutia has formally objected to Decatur’s and its affiliate’s claims. At a hearing on October 19, 2005, the bankruptcy judge overseeing Solutia’s bankruptcy cases ordered the parties to resolve the damage claims by arbitration in accordance with the dispute resolution provisions of the rejected contracts. A panel of three arbitrators has been selected pursuant to applicable arbitration rules. This panel will determine the value of the claims submitted by Decatur and its affiliate. The panel has scheduled the arbitration hearing for August 2007. If the panel enters an award in favor of Decatur and its affiliate, they will not be entitled to immediate payment in cash. Rather, the award will entitle Decatur and its affiliate to an allowed unsecured claim in Solutia’s bankruptcy case which will be paid on the same terms and conditions as allowed claims of other unsecured creditors of Solutia. Accordingly, it is possible that Decatur and its affiliate will be entitled only to a partial payment of any award, and that such payment will be made in compensation other than cash. It is also possible that Solutia will make no distributions to unsecured creditors and that Decatur and its affiliate will receive nothing on account of their claim.

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

Delta RMR Proceeding.  Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR contract with the CAISO originally entered into in 2003 and renewed for calendar years 2004, 2005 and 2006. The Delta RMR contract was not renewed for calendar year 2007. When the Delta RMR contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR contract. Under the terms of the this settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR contract until a similar RMR proceeding involving Mirant Corp. was resolved by FERC. Under the terms of the settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the Delta RMR settlement was entered into, Delta and CAISO have entered into RMR contracts for the years 2003, 2004 and 2005 pursuant to the terms of the settlement.

On June 3, 2005, FERC issued a final order in the Mirant Corp. RMR proceeding, resolving that proceeding and triggering the reopening of the settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006, and consolidated the issues from the settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003, through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain

Index   Definitions

intervening parties, Delta has begun to direct into an escrow account the difference between the previously-filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. On or about October 12, 2006, Delta, and certain other Calpine entities executed a Settlement and Release of Claims Agreement with the CAISO, the California Electricity Oversight Board and PG&E resolving the claims under the Delta RMR Proceeding. The Settlement and Release of Claims Agreement was filed on October 19, 2006, at the FERC. In addition to being subject to FERC approval, the effectiveness of the Settlement and Release of Claims Agreement is contingent upon the satisfaction of certain conditions precedent set forth in other agreements entered into between certain Calpine entities and PG&E. As the parties have agreed that Delta’s 2006 rates shall be the same as the 2005 rates, upon effectiveness of the Settlement and Release of Claims Agreement, Delta shall release to the CAISO amounts held in the escrow account. The Settlement and Release of Claims is part of a larger settlement involving the resolution of a number of RMR-related claims for which PG&E and the CAISO had filed proofs of claim in the Chapter 11 cases against the Debtors amounting to more than $330 million. Pursuant to the Settlement and Release of Claims Agreement, such claims are required to be withdrawn by PG&E and CAISO within five business days after the Settlement and Release of Claims is approved by FERC and, to the extent necessary, the Bankruptcy Court and the California Public Utilities Commission. On November 15, the Bankruptcy Court granted the Debtor’s motion for approval of the release of the claims pursuant to the Settlement and Release of Claims Agreement. On December 28, 2006, FERC conditionally approved the Settlement and Release of Claims Agreement, subject to the conditions set forth therein, as modified by FERC. On January 12, 2007, the signing parties filed an amendment, which adopted FERC’s conditions. The Settlement and Release Agreement is not effective until the remaining conditions precedent have either been satisfied or waived, including the condition precedent that a California Public Utilities Commission order approving certain agreements between PG&E and certain Calpine subsidiaries is final and non-appealable.

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

Pursuant to Rule 3-10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors and our subsidiaries other than the Subsidiary Guarantors. Consolidating Condensed Balance Sheets as of September 30, 2006, and December 31, 2005, Consolidating Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, are presented below.

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

September 30, 2006

(Unaudited)

(In thousands)

ASSETS	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Current assets:
Cash and cash equivalents	$378,367	$24	$3	$—	$378,394
Restricted cash, current	—	2	55	—	57
Accounts receivable, net of allowance of $5,284	2,043	37,031	275	—	39,349
Accounts receivable – related party, net of allowance of $102,816	(486,245)	487,819	(34,661)	60,592	27,505
Notes receivable, current portion	—	402	—	—	402
Inventories	—	21,479	1,068	—	22,547
Current derivative assets	14,093	—	—	—	14,093
Deferred tax asset	4,025	5,560	—	(4,025)	5,560
Prepaid and other current assets	1,430	22,558	1,344	—	25,332
Total current assets	(86,287)	574,875	(31,916)	56,567	513,239
Property, plant and equipment, net	—	4,844,478	89,055	—	4,933,533
Investment in affiliates	2,707,887	—	—	(2,707,887)	—
Notes receivable, net of current portion	—	18,646	—	—	18,646
Notes receivable, affiliate	2,641,415	—	—	(2,641,415)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	31,139	29,710	1,429	(31,139)	31,139
Other assets	30,000	25,522	90	—	55,612
Total assets	$5,324,154	$5,493,231	$58,753	$(5,323,874)	$5,552,264

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,754	$79,402	$1,713	$—	$101,869
Notes payable, current	—	168	—	—	168
Priority notes, term loans and other financings, current	2,510,827	2,396,777	114,050	(2,510,827)	2,510,827
Accrued interest payable	99,448	94,885	4,564	(99,449)	99,448
Other current liabilities	––	101	14	—	115
Total current liabilities	2,631,029	2,571,333	120,341	(2,610,276)	2,712,427
Notes payable, net of current portion	—	1,790	—	—	1,790
Deferred tax liability	––	90,789	5,669	(5,711)	90,747
Deferred revenue	—	11,003	—	—	11,003
Other liabilities	—	26,437	—	—	26,437
Total liabilities not subject to compromise	2,631,029	2,701,352	126,010	(2,615,987)	2,842,404
Liabilities subject to compromise	—	16,120	615	—	16,735
Commitments and contingencies
Member’s equity (deficit)	2,693,125	2,775,759	(67,872)	(2,707,887)	2,693,125
Total liabilities and member’s equity	$5,324,154	$5,493,231	$58,753	$(5,323,874)	$5,552,264

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2005

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$143,427	$26	$3	$—	$143,456
Restricted cash, current	—	—	55	—	55
Accounts receivable, net of allowance of $4,649	—	70,480	134	—	70,614
Accounts receivable – related party, net of allowance of $102,816	(2,479)	214,403	321	(206,790)	5,455
Notes receivable, current portion	—	436	—	—	436
Inventories	—	19,329	1,067	—	20,396
Current derivative assets	16,380	—	—	—	16,380
Deferred tax asset	—	5,055	—	—	5,055
Prepaid and other current assets	497	18,768	216	—	19,481
Total current assets	157,825	328,497	1,796	(206,790)	281,328
Property, plant and equipment, net	—	4,962,724	90,991	—	5,053,715
Investment in affiliates	2,725,161	—	—	(2,725,161)	—
Notes receivable, net of current portion	—	18,977	—	—	18,977
Notes receivable, affiliate	2,459,340	—	—	(2,459,340)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	40,043	38,205	1,838	(40,043)	40,043
Long-term derivative assets	8,178	—	—	—	8,178
Other assets	1,686	31,719	—	(1,686)	31,719
Total assets	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$188,206	$67,037	$52,652	$(206,790)	$101,105
Notes payable, current	—	171	—	—	171
Priority notes, term loans and other financings, current	2,437,982	2,327,872	110,110	(2,437,982)	2,437,982
Accrued interest payable	61,401	58,586	2,815	(61,401)	61,401
Other current liabilities	—	1,695	144	—	1,839
Total current liabilities	2,687,589	2,455,361	165,721	(2,706,173)	2,602,498
Notes payable, net of current portion	—	1,943	—	—	1,943
Deferred tax liability	—	69,577	5,239	(1,686)	73,130
Deferred revenue	—	8,770	—	—	8,770
Other liabilities	—	17,478	—	—	17,478
Total liabilities not subject to compromise	2,687,589	2,553,129	170,960	(2,707,859)	2,703,819
Liabilities subject to compromise	—	24,977	615	—	25,592
Commitments and contingencies
Member’s equity (deficit)	2,704,644	2,802,016	(76,855)	(2,725,161)	2,704,644
Total liabilities and member’s equity	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2006

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$668,202	$28,983	$—	$697,185
Electricity and steam revenue – third party	—	114,087	77	—	114,164
Total electricity and steam revenue	—	782,289	29,060	—	811,349
Mark-to-market activity, net	(3,109)	––	—	—	(3,109)
Other revenue	—	1,211	—	—	1,211
Total revenue	(3,109)	783,500	29,060	—	809,451
Cost of revenue:
Plant operating expense	––	58,121	3,778	—	61,899
Fuel expense	—	538,256	19,988	—	558,244
Purchased power expense	—	428	—	—	428
Depreciation and amortization expense	––	41,493	987	—	42,480
Total cost of revenue	––	638,298	24,753	—	663,051
Gross profit	(3,109)	145,202	4,307	—	146,400
Long-term service agreement cancellation charge	—	1,500	—	—	1,500
Sales, general and administrative expense	437	2,351	4	—	2,792
Income (loss) from operations	(3,546)	141,351	4,303	—	142,108
Interest expense – third party	73,370	69,972	3,398	(73,370)	73,370
Interest (income)	(76,266)	(1,394)	—	73,370	(4,290)
Equity income (expense) in subsidiaries	(63,130)	—	—	63,130	—
Other expense (income), net	(12)	108	82	—	178
Income (loss) before reorganization items and income taxes	62,492	72,665	823	(63,130)	72,850
Reorganization items	4,111	––	—	—	4,111
Income (loss) before income taxes	58,381	72,665	823	(63,130)	68,739
Income tax expense (benefit)	(5,071)	11,678	(1,320)	—	5,287
Net income (loss)	$63,452	$60,987	$2,143	$(63,130)	$63,452

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2006

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$1,490,279	$40,219	$—	$1,530,498
Electricity and steam revenue – third party	—	345,744	142	—	345,886
Total electricity and steam revenue	—	1,836,023	40,361	—	1,876,384
Mark-to-market activity, net	(10,465)	––	—	—	(10,465)
Other revenue	—	6,301	—	—	6,301
Total revenue	(10,465)	1,842,324	40,361	—	1,872,220
Cost of revenue:
Plant operating expense	––	140,554	9,906	—	150,460
Fuel expense	—	1,329,345	27,364	—	1,356,709
Purchased power expense	—	12,900	—	—	12,900
Depreciation and amortization expense	––	119,537	1,779	—	121,316
Total cost of revenue	––	1,602,336	39,049	—	1,641,385
Gross profit (loss)	(10,465)	239,988	1,312	—	230,835
Long-term service agreement cancellation charge	—	1,500	—	—	1,500
Sales, general and administrative expense	1,171	10,608	44	—	11,823
Income (loss) from operations	(11,636)	227,880	1,268	—	217,512
Interest expense – third party	215,631	205,797	9,834	(215,631)	215,631
Interest (income)	(221,598)	(3,054)	—	215,631	(9,021)
Equity loss (income) in subsidiaries	5,787	—	—	(5,787)	—
Other expense (income), net	(823)	618	252	—	47
Income (loss) before reorganization items and income taxes	(10,633)	24,519	(8,818)	5,787	10,855
Reorganization items	5,664	––	—	—	5,664
Income (loss) before income taxes	(16,297)	24,519	(8,818)	5,787	5,191
Income tax expense (benefit)	(4,025)	21,058	430	—	17,463
Net income (loss)	$(12,272)	$3,461	$(9,248)	$5,787	$(12,272)

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2005

(Unaudited)

(Restated, in thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$791,249	$22,466	$—	$813,715
Electricity and steam revenue – third party	—	139,765	—	—	139,765
Total electricity and steam revenue	—	931,014	22,466	—	953,480
Mark-to-market activity, net	(490)	—	—	—	(490)
Other revenue	—	824	—	—	824
Total revenue	(490)	931,838	22,466	—	953,814
Cost of revenue:
Plant operating expense	—	43,091	3,646	—	46,737
Fuel expense	—	654,774	17,359	—	672,133
Purchased power	—	269	—	—	269
Depreciation and amortization expense	—	45,915	2,107	—	48,022
Total cost of revenue	—	744,049	23,112	—	767,161
Gross profit (loss)	(490)	187,789	(646)	—	186,653
Sales, general and administrative expense	345	3,598	172	—	4,115
Income (loss) from operations	(835)	184,191	(818)	—	182,538
Interest expense – third party	61,358	58,538	2,820	(61,358)	61,358
Interest (income)	(62,464)	(476)	—	61,358	(1,582)
Equity loss in subsidiary	(75,152)	—	—	75,152	—
Other expense (income), net	(89)	621	67	—	599
Income (loss) before income taxes	75,512	125,508	(3,705)	(75,152)	122,163
Income tax expense (benefit)	137	48,070	(1,419)	—	46,788
Net income (loss)	$75,375	$77,438	$(2,286)	$(75,152)	$75,375

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2005

(Unaudited)

(Restated, in thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Revenue:
Electricity and steam revenue – related party	$—	$1,474,499	$46,557	$—	$1,521,056
Electricity and steam revenue – third party	—	379,954	—	—	379,954
Total electricity and steam revenue	—	1,854,453	46,557	—	1,901,010
Mark-to-market activity, net	(7,954)	—	—	—	(7,954)
Other revenue	—	2,472	—	—	2,472
Total revenue	(7,954)	1,856,925	46,557	—	1,895,528
Cost of revenue:
Plant operating expense	—	151,123	10,641	—	161,764
Fuel expense	—	1,303,725	35,705	—	1,339,430
Purchased power	—	7,582	—	—	7,582
Depreciation and amortization expense	—	126,337	6,053	—	132,390
Total cost of revenue	—	1,588,767	52,399	—	1,641,166
Gross profit (loss)	(7,954)	268,158	(5,842)	—	254,362
Long-term service agreement cancellation charge	—	23,860	—	—	23,860
Sales, general and administrative expense	740	9,648	501	—	10,889
Income from operations	(8,694)	234,650	(6,343)	—	219,613
Interest expense – third party	167,415	159,337	8,078	(167,415)	167,415
Interest (income)	(168,958)	(1,436)	—	167,415	(2,979)
Equity loss in subsidiary	(37,173)	—	—	37,173	—
Other expense (income), net	(257)	1,828	251	—	1,822
Income (loss) before income taxes	30,279	74,921	(14,672)	(37,173)	53,355
Income tax expense (benefit)	(2,641)	28,695	(5,619)	—	20,435
Net income (loss)	$32,920	$46,226	$(9,053)	$(37,173)	$32,920

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW

For the Nine Months Ended September 30, 2006

(Unaudited)

(In thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,272)	$3,461	$(9,248)	$5,787	$(12,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,291	129,355	2,252	(10,291)	131,607
Deferred income taxes	(4,025)	20,707	430	—	17,112
Change in derivative assets	10,465	—	—	—	10,465
Loss on sale of assets	—	1,290	—	—	1,290
Equity loss on subsidiary	5,787	—	—	(5,787)	—
Long-term service agreement cancellation charge	—	1,500	—	—	1,500
Change in operating assets and liabilities:
Accounts receivable, net of allowance	(2,043)	33,449	(141)	—	31,265
Accounts receivable – related party, net of allowance	158,643	(236,082)	5,579	50,024	(21,836)
Other current assets	(933)	(9,704)	(1,129)	—	(11,766)
Other assets	1,686	5,840	66	(1,686)	5,906
Accounts payable and accrued liabilities	29,294	2,413	442	1	32,150
Accrued interest payable	38,047	36,299	1,749	(38,048)	38,047
Other accrued liabilities	—	10,619	—	—	10,619
Net cash provided by operating activities	234,940	(853)	––	—	234,087
Cash flows from investing activities:
(Increase) decrease in restricted cash	—	(2)	—	—	(2)
Payment of deferred transmission credits	—	(2,765)	—	—	(2,765)
Proceeds from deferred transmission credits	—	6,886	—	—	6,886
Purchases of property, plant and equipment	—	(3,477)	––	—	(3,477)
Receipts from notes receivable	—	365	—	—	365
Net cash used in investing activities	$—	$1,007	$—	$––	$1,007
Cash flows from financing activities:
Repayment on notes payable	$––	$(156)	$––	$––	$(156)
Net cash used in financing activities	—	(156)	—	—	(156)
Net increase in cash and cash equivalents	234,940	(2)	—	—	234,938
Cash and cash equivalents, beginning of period	143,427	26	3	—	143,456
Cash and cash equivalents, end of period	$378,367	$24	$3	$—	$378,394

Index   Definitions

CALPINE GENERATING COMPANY, LLC

(a wholly owned subsidiary of Calpine Corporation)

(Debtor-in-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

(Unaudited)

(Restated, in thousands)

	CalGen	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	CalGen Consolidated
Cash flows from operating activities:
Net income (loss)	$32,920	$46,226	$(9,053)	$(37,173)	$32,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,499	135,575	6,314	(9,499)	141,889
Deferred income taxes	(2,641)	28,695	(5,619)		20,435
Change in derivative assets	7,954	—	—	—	7,954
Long-term service agreement cancellation charge	—	23,860	—	—	23,860
Equity (income) in subsidiary	(37,173)	—	—	37,173	—
Change in operating assets and liabilities:
Accounts receivable, net of allowance	(26,757)	(10,386)	(107)	—	(37,250)
Accounts receivable – related party, net of allowance	97,058	(189,686)	6,025	—	(86,603)
Other current assets	(815)	(1,184)	(636)	—	(2,635)
Other assets	—	4,052	—	—	4,052
Accounts payable and accrued liabilities	23,872	4,219	2,130	—	30,221
Accrued interest payable	30,070	28,540	1,530	(30,070)	30,070
Other accrued liabilities	—	4,476	94	—	4,570
Net cash provided by operating activities	133,987	74,387	678	(39,569)	169,483
Cash flows from investing activities:
Loans to subsidiaries for project financing	(40,034)	—	—	40,034	—
(Increase) decrease in restricted cash	—	—	(153)	—	(153)
Purchases of property, plant and equipment	465	(76,101)	(522)	(465)	(76,623)
Payment of deferred transmission credits	—	(1,481)	—	—	(1,481)
Proceeds from deferred transmission credits	—	3,357	—	—	3,357
Receipts from notes receivable	—	—	—	—	—
Net cash used in investing activities	$(39,569)	$(74,225)	$(675)	$39,569	$(74,900)
Cash flows from financing activities:
Repayment on notes payable	$—	$(166)	$—	$—	$(166)
Net cash used in financing activities	—	(166)	—	—	(166)
Net increase in cash and cash equivalents	94,418	(4)	3	—	94,417
Cash and cash equivalents, beginning of period	64,510	28	—	—	64,538
Cash and cash equivalents, end of period	$158,928	$24	$3	$—	$158,955

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

Overview

We are a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine. We are engaged, through our subsidiaries, in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Our aggregate combined estimated peak capacity represents approximately 37.1% of Calpine’s 26,459 MW of aggregate estimated peak capacity in operation at September 30, 2006. Thirteen of our facilities are natural gas-fired combined cycle facilities, and the fourteenth, our Zion facility, is a natural gas-fired simple cycle facility. As of September 30, 2006, all 14 of our facilities were operating.

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

Restatement

Our Consolidated Condensed Financial Statements for the three months and nine months ended September 30, 2005, were restated in this Report to correct certain errors identified in connection with preparing our December 31, 2005, financial statements as described in our 2005 Form 10-K and below.

Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing, consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities was understated by $50.6 million as of September 30, 2005, and net income was overstated for income tax expense not recognized in the amount of $46.8 million and $20.4 million for the three months and nine months ended September 30, 2005, respectively. Accordingly, we restated our Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2005, and our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005, to correct this error.

Fuel expense — We determined through our intercompany reconciliation procedures that we overpaid CES by $7.9 million and $18.6 million for fuel expenses during the three months and nine months ended September 30, 2005, respectively. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we restated fuel expenses by recording a reduction of $7.9 million and $18.6 million in fuel expense for the three months and nine months ended September 30, 2005, respectively.

Deferred transmission credits — We determined that we incorrectly classified $1.5 million in payments made for point-to-point deferred transmission credits and $3.4 million reimbursement in payments received for point-to-point deferred transmission credits in our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We restated our Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2005, to properly classify such amounts.

Index   Definitions

Results of Operations

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for percentages).

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
		(Restated)
Revenue:
Electricity and steam revenue – related party	$697,185	$813,715	$(116,530)	(14.3)%
Electricity and steam revenue – third party	114,164	139,765	(25,601)	(18.3)
Mark-to-market activity, net	(3,109)	(490)	(2,619)	(# )
Other revenue	1,211	824	387	47.0
Total revenue	809,451	953,814	(144,363)	(15.1)
Cost of revenue:
Plant operating expense	61,899	46,737	(15,162)	(32.4)
Fuel expense	558,244	672,133	113,889	16.9
Purchased power expense	428	269	(159)	(59.1)
Depreciation and amortization expense	42,480	48,022	5,542	11.5
Total cost of revenue	663,051	767,161	104,110	13.6
Gross profit	146,400	186,653	(40,253)	(21.6)
LTSA cancellation	1,500	—	(1,500)	(# )
Sales, general and administrative expense	2,792	4,115	1,323	32.2
Income from operations	142,108	182,538	(40,430)	(22.1)
Interest expense – third party	73,370	61,358	(12,012)	(19.6)
Interest (income)	(4,290)	(1,582)	2,708	#
Reorganization items	4,111	—	(4,111)	(# )
Other (income) expense, net	178	599	421	70.3
Income before income taxes	68,739	122,163	(53,424)	(43.7)
Income tax expense	5,287	46,788	41,501	88.7
Net Income	$63,452	$75,375	$(11,923)	(15.8)

____________

#	Variance of 100% or greater

Electricity and steam revenue decreased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due primarily to a decrease in our average all-in realized electric price from $92.60 for the three months ended September 30, 2005, to $70.55 for the three months ended September 30, 2006. The decrease in average all-in electric price was largely attributable to lower average fuel prices, which decreased the indexed energy component of our electric revenues from CES. This was partially offset by an 11.7% increase in generation from 10,294 MWh to 11,495 MWh.

Plant operating expense increased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to increased maintenance for both planned and unplanned outages at the Morgan facility.

Fuel expense decreased for the three months ended September 30, 2006, compared to three months ended September 30, 2005, primarily due to decreases in fuel prices. Our average cost of natural gas per MMBtu decreased 25.3% from $8.42 to $6.29. The decrease in fuel expense due to lower natural gas prices was partially offset by increased consumption due higher generation as discussed above.

Depreciation expense decreased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to power asset impairment charges of approximately $1.2 billion recognized in the three months

Index   Definitions

ended December 31, 2005. Total depreciation expense related to the four facilities that were impaired decreased by approximately $6.1 million.

Sales, general and administrative expense, which includes allocations from Calpine, decreased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to lower allocations from Calpine.

Interest expense-third-party increased primarily due to increases in interest rates on the Notes and Term Loans, which predominantly carry floating interest rates, and usage of $112.3 million in 2006 under the Revolving Credit Facility which had no balances in 2005. Our weighted average interest rate increased to 11.3% from 9.6% for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

Interest income increased primarily due to the increase of our average cash balances and interest rates thereon in the third quarter of 2006.

Reorganization items were incurred in the three months ended September 30, 2006, while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs associated with our Chapter 11 cases. During the three months ended September 30, 2006, we incurred $1.2 million in legal fees and $2.9 million in financial advisory and consulting fees.

The increase in income tax expense was due primarily to the increase of deferred tax liabilities associated with temporary property differences (primarily depreciation expense) that was not offset due to valuation allowances recorded against deferred tax assets.

Index   Definitions

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for unit pricing information, percentages and MW volumes).

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
		(Restated)
Revenue:
Electricity and steam revenue – related party	$1,530,498	$1,521,056	$9,442	0.6%
Electricity and steam revenue – third party	345,886	379,954	(34,068)	(9.0)
Mark-to-market activity, net	(10,465)	(7,954)	(2,511)	(31.6)
Other Revenue	6,301	2,472	3,829	#
Total revenue	1,872,220	1,895,528	(23,308)	(1.2)
Cost of revenue:
Plant operating expense	150,460	161,764	11,304	7.0
Fuel expense	1,356,709	1,339,430	(17,279)	(1.3)
Purchased power expense	12,900	7,582	(5,318)	(70.1)
Depreciation and amortization expense	121,316	132,390	11,074	8.4
Total cost of revenue	1,641,385	1,641,166	(219)	(0.0)
Gross profit	230,835	254,362	(23,527)	(9.2)
LTSA cancellation	1,500	23,860	22,360	93.7
Sales, general and administrative expense	11,823	10,889	(934)	(8.6)
Income from operations	217,512	219,613	(2,101)	(1.0)
Interest expense – third party	215,631	167,415	(48,216)	(28.8)
Interest (income)	(9,021)	(2,979)	6,042	#
Reorganization items	5,664	—	(5,664)	(# )
Other (income) expense, net	47	1,822	1,775	97.4
Income before income taxes	5,191	53,355	(48,164)	(90.3)
Income tax expense	17,463	20,435	2,972	14.5
Net (loss) income	$(12,272)	$32,920	$(45,192)	(# )

____________

#	Variance of 100% or greater

Revenues remained relatively flat for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, decreasing approximately $23.3 million. Our generation increased 10.9% from 22,868MW in 2005 to 25,354MW for 2006. However, the increase in generation was offset by decreased natural gas index prices, which decreased the indexed energy component of our electric revenues from CES under the Index Based Agreement. As a result we experienced a decrease in our average all-in realized electricity price from $83.04/MWh in 2005 to $73.50/MWh in 2006.

Other revenue increased by $3.8 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily from the sale of purchased gas to CES by our Columbia facility. This excess fuel was previously used to generate steam, which was sold to Eastman Chemical Company; however, Eastman Chemical Company now provides the fuel, which Columbia uses to generate the steam. Any excess fuel is now sold to CES.

Plant operating expense decreased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due, in part, to the non reoccurrence of $9.5 million and $11.3 million in property claims at the Channel and Corpus facilities in 2005 and due to $4.1 million in insurance proceeds received in the first quarter of 2006. This decrease was partially offset by increased maintenance expense at the Morgan facility in the third quarter of 2006.

Fuel expense increased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to increased consumption resulting from higher generation as discussed above. This was partially offset by decreases in fuel prices. Our average cost of natural gas per MMBtu decreased 8.6% from $7.29 to $6.66.

Index   Definitions

Purchased power expense increased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as we purchased more replacement power to meet contractual sales requirements resulting from planned and unplanned outages at our Baytown and Channel facilities in the first and second quarters of 2006.

Depreciation expense decreased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to power asset impairment charges of approximately $1.2 billion recognized in the three months ended December 31, 2005. Total depreciation expense related to these facilities decreased by approximately $23.9 million. This was partially offset by increased depreciation of $8.8 million related to the Pastoria facility, which was brought into operation in May 2005 as well as smaller increases at other plants.

LTSA cancellation costs decreased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as we cancelled LTSA agreements with General Electric International, Inc. at our Carville, Corpus Christi, Freestone, Los Medanos and Zion facilities in 2005 resulting in cancellation charges of $23.9 million. In the three months ended September 30, 2006, we cancelled our LTSA agreement with Siemens Westinghouse for our Morgan facility and recorded a cancellation charge of $1.5 million.

Interest expense - third-party increased primarily due to increases in interest rates paid on the Notes and Term Loans, which predominantly carry floating interest rates. During 2006, our weighted average interest rate increased from 9.4% in 2005 to 10.9% in 2006. Additionally, part of the increase is due to (a) Pastoria’s commencement of commercial operations in May 2005, at which time capitalization of interest expense at that facility ceased and (b) usage in 2006 of $112.3 million under the Revolving Credit Facility, which had no outstanding balances in 2005.

Interest income increased primarily due to the increase of our average cash balances and interest rates thereon compared to the same period in 2005.

Reorganization items were incurred in the nine months ended September 30, 2006, while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs associated with our Chapter 11 cases. During the nine months ended September 30, 2006, we incurred $2.3 million in legal fees and $3.4 million in financial advisory and consulting fees.

Income tax expense decreased compared to the same period in 2005. The decrease is due to lower taxable income partially offset by an increase of deferred tax liabilities associated with temporary property differences (primarily depreciation expense) that was not offset due to valuation allowances recorded against deferred tax assets.

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

DIP Facility.  On December 22, 2005, Calpine entered into a $2 billion DIP Facility, which, as amended and restated as of February 23, 2006, is comprised of a $1 billion revolving credit facility priced at LIBOR plus 225 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis point and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The Bankruptcy Court granted interim approval the DIP Facility on December 21, 2005, but initially limited Calpine’s access under the DIP Facility to $500 million under the revolving credit facility. On February 22, 2006, the Bankruptcy Court entered a final order approving the DIP Facility and removing the limitation on Calpine’s ability to borrow thereunder. The amendment and restatement of the DIP Facility and the syndication of the DIP Facility were closed on February 23, 2006. The DIP Facility was further amended on May 3, 2006, September 25, 2006, and most recently December 20, 2006, to, among other things, (i) implement various provisions of the December 20, 2006, Bankruptcy Court order amending the Cash Collateral Order, including allowing for certain liens in favor of us, (ii) allow adequate protection payments to holders of Calpine’s second priority debt totaling approximately $466 million for 2006 and 2007 and (iii) eliminating the provision that reduces the DIP

Index   Definitions

revolver commitment from $1 billion to $750 million based on certain asset sale mechanics. Deutsche Bank Securities Inc. and Credit Suisse were co-lead arrangers for the DIP Facility, which is secured by first priority liens on all of the unencumbered assets of the Debtors, including the CalGen Debtors, and junior liens on all of their encumbered assets. The DIP Facility will remain in place until the earlier of an effective plan of reorganization or December 20, 2007. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility will be used, among other things, for working capital and other general corporate purposes.

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

On September 30, 2006, our liquidity totaled approximately $378.4 million. This only includes cash and cash equivalents on hand. While we have $750 million of borrowing capacity under our Working Capital Facility for specific permitted purposes, we are not permitted to borrow under the Working Capital Facility due to our Chapter 11 filing. If, as discussed above, Calpine and its affiliates are unable to meet their obligations under their agreements with us, including providing access to the Working Capital Facility, we would be unable to satisfy all obligations under our outstanding indebtedness unless we were able to enter into new third party agreements sufficient to support such obligations. As described above, there can be no assurance that Calpine and its affiliates will continue to be able to meet their obligations or, if they do not, that we will be able to enter into new third party arrangements upon acceptable terms or at all.

Index   Definitions

Rejection of Executory Contracts and Unexpired Leases.  Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot project the magnitude of these potential claims at this time, but to the extent a potential claim is probable and estimable, we record our estimate of the allowed claim at the time of rejection or upon Bankruptcy Court approval, depending upon the facts and circumstances. The most significant of these contract rejections that were pending or occurred during the three months ending September 30, 2006, or thereafter through the date of this filing includes the following:

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

In addition, we had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected. Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for us to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between CalGen Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006. The most significant of these matters that were pending or occurred during the three months ending September 30, 2006, or thereafter through the date of this filing includes the following:

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

•

On January 31, 2007, the Bankruptcy Court approved our motion to assume certain leases and executory contracts relating to operation of the Baytown facility, a 753-MW natural gas-fired combined cycle cogeneration plant located near Baytown, Texas. The agreements include (i) the Ground Lease and Easement, (ii) the Services Agreement, and (iii) numerous other agreements that facilitate the operation and maintenance of the Baytown facility and the use of certain real property rights appurtenant thereto.

Asset Sale — We are also required to obtain Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to Bankruptcy Court-approved auction procedures. The most significant of these matters that were pending or occurred during the nine months ended September 30, 2006, or thereafter through the date of this filing includes the following:

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

Other significant matters in the Chapter 11 cases that were pending or occurred during the nine months ended September 30, 2006, or thereafter through the date of this filing include the following:

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

•

On January 26, 2007, Calpine filed a motion for an order authorizing the Debtors to obtain a $5.0 billion replacement debtor-in-possession financing facility to refinance the existing $2.0 billion DIP Facility and repay the approximately $2.516 billion of CalGen Secured Debt. The proposed refinancing is intended to replace the higher interest-rate DIP Facility and CalGen Secured Debt with lower interest-rate debt, resulting in potential savings in interest expense and in savings to audit fees and compliance costs relating to existing CalGen Secured Debt. To effectuate the proposed repayment of the CalGen Secured Debt, the motion also asks the Bankruptcy Court to allow the Debtors’ limited objection to the claims filed by the holders of the CalGen Secured Debt and to determine the value of those claims. A hearing on the motion is currently scheduled before the Bankruptcy Court on February 27, 2007.

Index   Definitions

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated (in millions):

	Nine Months Ended September 30,
	2006	2005
		(Restated)
Beginning cash and cash equivalents	$143,456	$64,538
Net cash provided by (used in):
Operating activities	234,087	169,483
Investing activities	1,007	(74,900)
Financing activities	(156)	(166)
Net increase in cash and cash equivalents	234,938	94,417
Ending cash and cash equivalents	$378,394	$158,955

Operating activities for the nine months ended September 30, 2006, provided net cash of $ 234.1 million, compared with $169.5 million for the nine months ended September 30, 2005. The increase in operating cash flow is primarily due to the timing of payments received on accounts receivable. There was a decrease in receivable balances from December 31, 2005, to September 30, 2006, of $31.3 million compared to a $37.3 million increase from December 31, 2004, to September 30, 2005.

Investing activities for the nine months ended September 30, 2006, provided net cash of $1.1 million, compared with using cash of $74.9 million in the same period of 2005. The increase is due to receipts of deferred transmission credit payments in 2006 as well as reduced capital expenditures for completing construction of the Pastoria facility. All CalGen plants have completed construction and been in commercial operation since May 2005.

Letter of Credit Facilities — At September 30, 2006, and December 31, 2005, we had approximately $41.0 and $158.3 million, respectively, in letters of credit outstanding under our $200 million Revolving Credit Facility to support fuel purchases and other operational activities. Also, at September 30, 2006, we had $82.3 million in borrowings drawn on our Revolving Credit Facility related to letters of credit that were issued to third parties to pay for pre-petition gas purchases made by CES. An additional $30.0 million in borrowings under the Revolving Credit Facility related to letters of credit was drawn on April 1, 2006, as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings under the Revolving Credit Facility were approximately $112.3 million at September 30, 2006. Total borrowings from letter of credit drawings related to the Revolving Credit Facility were approximately $112.3 million at September 30, 2006, and at December 31, 2006.

Negative Working Capital — We had a negative working capital balance (current assets less current liabilities) of approximately $2.2 billion at September 30, 2006, and $2.3 billion at December 31, 2005. The negative working capital balances were due to classifying all debt as current as a result of Chapter 11 related defaults under the debt agreements.

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

Distributions to Sole Member –– Under the indentures governing the Notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under the

Index   Definitions

Working Capital Facility. Because of the event of default related to our Chapter 11 cases, we are unable to make distributions to our equity holders, payments on our subordinated debt and similar payments from excess cash flow (after the payment of operating expenses, debt service and deposits to the reserve accounts created in connection with the 2004 Refinancing) while such event of default continues. It is possible we will be unable to make a distribution to our equity holder until we emerge from Chapter 11. During the pendency of our Chapter 11 cases, in lieu of distributions we are permitted under the terms of the Cash Collateral Order to make transfers from our excess cash flow in the form of intercompany loans to other Debtors notwithstanding the existence of any default or event of default related to our Chapter 11 cases. However, we may be prevented from making such transfers if a default or event of default occurs due to events that are not related to our Chapter 11 cases. No distribution was made during the six months ended June 30, 2006. In December 2006, the collateral agent for our Notes and Term Loans transferred $259.6 million in excess cash to Calpine in the form of an intercompany loan in accordance with the Cash Collateral Order as modified by the Bankruptcy Court’s December 20, 2006, order. In addition, pursuant to the order, the collateral agent will honor all future requests for intercompany loan transfers within three days of receipt of the request, provided that the Debtors are in compliance with their adequate protection obligations under the Cash Collateral Order and certain specified provisions of the indentures governing the Notes.

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

Compliance with Debt Covenant — See Note 5 of the Notes to Consolidated Condensed Financial Statements for compliance information.

Guarantees — In connection with its Chapter 11 cases, Calpine entered into the $2 billion DIP Facility, which was amended and restated as of February 23, 2006. Calpine is the borrower under the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization or December 20, 2007. As of September 30, 2006, there was $997.4 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility, and $11.7 million of letters of credit had been issued against the revolving facility. As of December 31, 2006, Calpine had borrowed $996.5 million under the DIP Facility term loan facilities and issued $82.5 million of letters of credit against the revolving facility. We do not record a liability related to the guarantee, as it is a subsidiary’s guarantee of the debt owed to a third party by its parent.

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

Index   Definitions

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

Average POX per MWh. — To assess trends in electric power POX per MWh, we divide POX by actual MWh.

Index   Definitions

The table below shows the operating performance metrics discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands)
Operating Performance Metrics:
Total deliveries of power:
MWh generated	11,495	10,294	25,354	22,868
Average availability	96.2%	96.5%	93.3%	91.3%
Average baseload capacity factor:
Average total MW in operation	9,815	9,782	9,815	9,360
Less: Average MW of pure peakers	513	513	513	513
Average baseload MW in operation	9,302	9,269	9,302	8,847
Hours in the period	2,208	2,208	6,552	6,552
Potential baseload generation (MWh)	20,539	20,467	60,947	57,965
Actual total generation (MWh)	11,495	10,294	25,354	22,868
Less: Actual pure peakers’ generation (MWh)	36	25	41	30
Actual baseload generation (MWh)	11,459	10,269	25,313	22,838
Average baseload capacity factor	55.8%	50.2%	41.5%	39.4%
Average Heat Rate for gas-fired power plants (excluding peakers)(Btu’s/KWh):
Not steam adjusted	7,746	7,778	8,046	8,048
Steam adjusted	7,133	7,130	7,189	7,140
Average all-in realized electric price:
Electricity and steam revenue	$811,349	$953,480	$1,876,384	$1,901,010
Spread on sales of purchased power for hedging and optimization	(428)	(269)	(12,900)	(2,122)
Adjusted electricity and steam revenue	$810,921	$953,211	$1,863,484	$1,898,888
MWh generated	11,495	10,294	25,354	22,868
Average all-in realized electric price per MWh	$70.55	$92.60	$73.50	$83.04
Average cost of natural gas:
Fuel expense	$558,244	$672,133	$1,356,709	$1,339,430
MMBtu of fuel consumed by generating plants	88,773	79,871	203,673	183,801
Average cost of natural gas per MMBtu	$6.29	$8.42	$6.66	$7.29
MWh generated	11,495	10,294	25,354	22,868
Average cost of fuel expense per MWh	$48.56	$65.29	$53.51	$58.57
Average spark spread:
Adjusted electricity and steam revenue	$810,921	$953,211	$1,863,484	$1,898,888
Less: Fuel expense	558,244	672,133	1,356,709	1,339,430
Less: Realized amortization expense on Index Hedge	2,959	416	9,319	6,157
Spark spread	$249,718	$280,662	$497,456	$553,301
MWh generated	11,495	10,294	25,354	22,868
Average spark spread per MWh	$21.72	$27.26	$19.62	$24.20
Average plant operating expense (POX) per actual MWh:
Plant operating expense (POX)	$61,899	$46,737	$150,460	$161,764
POX per actual MWh	5.38	4.54	5.93	7.07

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

The following table summarizes our variable-rate debt, by contractual maturity date, exposed to interest rate risk as of September 30, 2006. As a result of our Chapter 11 cases, all such debt is classified as current in our Consolidated Condensed Balance Sheet as of September 30, 2006. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Fair Value September 30, 2006
First Priority Secured Floating Rate Notes Due 2009	$—	$1,175	$2,350	$231,475	$—	$—	$239,700
Second Priority Secured Floating Rate Notes Due 2010	—	—	3,200	6,400	624,839	—	668,800
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	727,600
Total Floating Rate Notes(2)	—	1,175	5,550	237,875	624,839	680,000	1,636,100
First Priority Secured Term Loans Due 2009(1)	—	3,000	6,000	591,000	—	—	600,000
Second Priority Secured Term Loans Due 2010(1)	—	—	500	1,000	97,631	—	99,131
Total Floating Rate Term Loans(1) (3)	—	3,000	6,500	592,000	97,631	––	699,131
Revolving Credit Facility(1) (3)	—	112,258	—	—	—	—	112,258
Working Capital Facility(1) (2)	—	—	—	—	—	—	—
Total Other Financings(1)	—	112,258	—	—	—	—	112,258
Grant total variable-rate debt instruments	$—	$116,433	$12,050	$829,875	$722,470	$680,000	$2,447,489

__________

(1)	Fair value equals carrying value, which is the aggregate principal amount subject to variable rate risk.
(2)	Interest rate based on LIBOR plus a spread.
(3)	Interest rate based on LIBOR plus a spread; however the Company may elect the base rate plus a spread (see Note 5 of the Notes to Consolidated Condensed Financial Statements).

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

Index   Definitions

The change in fair value of outstanding derivative instruments for the nine months ended September 30, 2006, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2006	$24,558
Changes in fair value attributable to new contracts	—
Amortization during the period, net(1)	(9,319)
Changes in fair value attributable to price movements, net	(1,146)
Fair value of contracts outstanding at September 30, 2006(2)	$14,093

__________

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 9 of the Notes to Consolidated Condensed Financial Statements).
(2)	Net derivative assets are reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

The price source of the fair value of the outstanding derivative instrument at September 30, 2006, is based on prices provided by external sources, and the instrument will mature at April 1, 2007.

The credit quality of the counterparty holding our Index Hedge at September 30, 2006, and for the period then ended is investment grade.

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

The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

	Fair Value	Fair Value After 10% Adverse Price Change
At September 30, 2006:
Other mark-to-market activity	$14,093	$14,093

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

Climate Change.  Following the February 2005 ratification of the Kyoto Protocol by numerous countries, which requires 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012, there has been increased attention to climate change in the United States. In 2005, the United States Senate adopted a “sense of the Senate” resolution recommending that the United States Congress enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases. Although standards have not been developed at the national level, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. For example, in California, AB 32 and SB 1368 were signed into law in September 2006. AB 32 creates a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020; implementation is slated to begin by January 1, 2010. SB 1368 requires the CPUC and the California Energy Commission to develop and adopt by regulation a greenhouse gas emissions performance standard for long-term procurement of electricity by all load-serving entities in the state by mid-2007. Also, seven northeastern states have entered into the Regional Greenhouse Gas Initiative, which is an agreement to stabilize carbon dioxide emissions from power plants at current levels from 2009 to the start of 2015, followed by a 10% reduction in emissions by 2019. The participating states are currently establishing the carbon dioxide allocation process. Because all of these initiatives are in the early stages of implementation, and because it is not possible to determine if and when laws or regulations may be developed at the national level, it is not possible to determine the collective impact climate change initiatives may have on our business.

Index   Definitions

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See “— Financial Market Risks” in Item 2.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As a result of the material weaknesses discussed below, our management, including our President and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2006. We continue to perform additional analysis and post-closing procedures to ensure that our Consolidated Condensed Financial Statements are prepared and presented in accordance with GAAP. Accordingly, management believes that the Consolidated Condensed Financial Statements included in the Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of December 31, 2005, management identified material weaknesses related to the controls over accounting for income taxes and the accuracy of affiliate billings that were discussed in Item 9A. “Controls and Procedures” of our 2005 Form 10-K. These material weaknesses continue to exist at September 30, 2006.

Status of Remediation of the Material Weakness

During 2006, we have taken steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions, specifically related to the timely reconciliation of the book and tax basis of our property, plant and equipment.

Our remediation efforts include the following:

•

Implementing software to perform the tax depreciation, supporting book to tax reconciliations and valuation allowance computations. This software will be run parallel with the tax calculations during 2006;

•	Implemented quarterly meetings between the Tax and Accounting Departments to ensure timely performance of book-tax reconciliations;
•	Implemented consistent terminology related to fixed asset transactions types in the accounting system to ensure effective conversion of accounting data for use in the tax calculation; and
•	Hired a Director of Federal Income Tax Accounting.

Additionally, we are implementing tax provision software to aid in performing the tax provision calculation. This software will be run parallel with the tax calculation during 2006. We continue to monitor the effectiveness of the tax controls and procedures and will make any additional changes that management deems appropriate. We will not be able to conclude that this material weakness has been successfully remediated until management’s testing and assessment demonstrates the controls have operated effectively for a sufficient period of time.

Index   Definitions

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

In connection with the preparation of the Consolidated Financial Statements for fiscal 2005, an error was discovered in the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the Consolidated Statement of Cash Flows. The error affected our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005, and had no effect on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2005, as presented in this Report. As a result of the effect on the Consolidated Condensed Statement of Cash Flows, we have restated our previously issued Consolidated Condensed Financial Statements for the nine months ended September 30, 2005.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2006, management considered, among other things, the control deficiency related to the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the Consolidated Condensed Statement of Cash Flow, which resulted in the need to restate our previously issued financial statements as described above. Management has concluded that the cash flow control deficiency that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005, because management determined that as of September 30, 2006, there were controls designed and in place to prevent or detect a material misstatement and therefore, the likelihood of the Consolidated Condensed Statement of Cash Flows being materially misstated was remote.

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

10.1.6

Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on January 31, 2007).

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

Date: January 31, 2007

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

10.1.6

Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on January 31, 2007).

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